Form 10-Q
period 1996-09-30
MEDICAL ALLIANCE INC
filed 1996-11-25
CIK 1018913

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO


                         COMMISSION FILE NUMBER 0-21343

                             MEDICAL ALLIANCE, INC.
             (Exact name of registrant as specified in its charter)



            TEXAS                                              73-1347577
(State or other jurisdiction of)                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                         2445 GATEWAY DRIVE, SUITE 150
                              IRVING, TEXAS 75063
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 580-8999
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes     No  X
                                        ---    ---

As of November 22, 1996, there were 5,925,158 shares outstanding of the registrant's common stock, $0.02 par value.

                                     INDEX

                        PART I. FINANCIAL INFORMATION

                                                                                     PAGE NO.
                                                                                     --------
ITEM 1.  FINANCIAL STATEMENTS:

           Consolidated Balance Sheets -
                  December 31, 1995 and September 30, 1996 (Unaudited) ..............    3

           Consolidated Statements of Operations -
                  Three and Nine months ended September 30, 1995 and 1996 (Unaudited)    4

            Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1995 and 1996 (Unaudited) .........    5

           Consolidated Statement of Stockholders Equity (Deficit) ..................    6
                  Nine months ended September 30, 1996 (Unaudited)

           Notes to Consolidated Financial Statements (Unaudited) ...................    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS .........................................   10



                                PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........................................   14

           Signatures ...............................................................   17

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1996


ASSETS
                                                                                DECEMBER 31,   SEPTEMBER 30,
                                                                                   1995            1996
                                                                                               (UNAUDITED)
Current assets:
     Cash and cash equivalents ..............................................   $ 1,385,654    $   841,641
     Restricted cash ........................................................        22,854         29,800
     Accounts receivable, less allowance for doubtful accounts of
         $1,113,314 and $1,377,602 respectively .............................     2,568,686      4,147,935
     Prepaid expenses and other current assets ..............................       230,322      1,010,461
                                                                                -----------    -----------
              Total current assets ..........................................     4,207,516      6,029,837
                                                                                -----------    -----------
Property and equipment, net .................................................     2,192,791      3,248,364
                                                                                -----------    -----------
Other assets:
     Intangible assets, net of amortization of approximately
         $3,000 and $38,930 respectively ....................................        43,056        174,301
              Total assets ..................................................   $ 6,443,363    $ 9,452,501
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .......................................................   $   316,367    $   535,939
     Accrued expenses .......................................................       801,555      1,322,263
     Current maturities of:
         Long-term debt .....................................................       366,667      1,148,156
         Capital lease obligations ..........................................       284,633        338,970
     Deferred income taxes ..................................................       365,616        527,856
     Deferred revenue .......................................................       159,337        185,216
                                                                                -----------    -----------
              Total current liabilities .....................................     2,294,175      4,058,400
                                                                                ===========    ===========

Long-term debt, net of current maturities ...................................     1,443,819      2,365,964
Capital lease obligations, net of current maturities ........................       258,296        101,111
Deferred income taxes .......................................................        16,547         96,017
                                                                                -----------    -----------
         Total liabilities ..................................................     4,012,837      6,621,492
                                                                                ===========    ===========

Stockholders' equity:
     Series A convertible preferred stock, $0.002 par value, 2,000,000 shares authorized; 435,000 shares issued and outstanding; aggregate liquidation preferences of $893,500 and
         $893,500 respectively, .............................................           870            870
     Series B convertible preferred stock, $0.002 par value, 362,500 shares authorized, issued and outstanding; aggregate
         liquidation preferences of  $1,450,000 and $1,450,000,
         respectively, ......................................................           725            725
     Common stock, $0.002 par value, 10,000,000 shares authorized;
          2,339,421 and 2,378,699 shares issued and
         outstanding, respectively, .........................................         4,678          4,774
     Capital in excess of par value .........................................     2,959,586      2,918,032
     Accumulated deficit ....................................................      (526,383)       (27,448)
     Treasury stock at cost, 17,230 and 25,703 shares, respectively .........        (8,950)       (65,944)
                                                                                -----------    -----------
              Total stockholders' equity ....................................     2,430,526      2,831,009
                                                                                -----------    -----------
              Total liabilities and stockholders' equity ....................   $ 6,443,363    $ 9,452,501
                                                                                ===========    ===========

              See Notes to the Consolidated Financial Statements.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
           AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996


                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 SEPTEMBER 30                    SEPTEMBER 30
                                                 (UNAUDITED)                     (UNAUDITED)
                                             1995            1996           1995            1996
                                         ------------    ------------   ------------    ------------
Net revenue ............................ $  2,853,494    $  4,454,296   $  7,707,603    $ 12,849,776
                                         ------------    ------------   ------------    ------------
Costs and expenses:
     Salaries and benefits .............      966,889       1,405,757      2,653,142       4,154,565
     Selling, general and
         administrative ................      973,169       1,450,565      2,512,391       4,251,405
     Depreciation and
         amortization ..................      180,881         436,531        445,454       1,089,241
     Provision for uncollectible
         accounts ......................      532,848         802,746      1,276,044       2,225,484
                                         ------------    ------------   ------------    ------------
              Total costs and expenses..    2,653,787       4,095,599      6,887,031      11,720,695
                                         ------------    ------------   ------------    ------------
              Operating income .........      199,707         358,697        820,572       1,129,081
                                         ------------    ------------   ------------    ------------

Other (income) expense:
     Interest income and other,
         net ...........................         (292)         24,853          9,351          12,741
     Interest expense ..................       56,003          94,847        186,739         245,505
                                         ------------    ------------   ------------    ------------
         Total other expense ...........       55,711         119,700        196,090         258,246
                                         ------------    ------------   ------------    ------------

Income before income
     taxes .............................      143,996         238,997        624,482         870,835
Provision for income
     taxes .............................       58,607         109,208        253,736         371,900
                                         ------------    ------------   ------------    ------------
Net income .............................       85,389         129,789        370,746         498,935
Less preferred stock dividend ..........          -0-             -0-        (87,000)        (87,000)
Less charge for cancellation of put
     feature described in Note 7 .......          --               --       (180,000)             --
                                         ------------    ------------   ------------    ------------
Net income applicable to
     common stock ...................... $     85,389    $    129,789   $    103,746    $    411,935
                                         ============    ============   ============    ============
Net income  per share .................. $        .02    $        .03   $        .04    $        .11
                                         ============    ============   ============    ============
Weighted average number of
     common shares and common share
     equivalents (in thousands) ........        3,729           4,349          2,840           3,644
                                         ============    ============   ============    ============

               See Notes to the Consolidated Financial Statements

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                              (UNAUDITED)
                                                                           1995          1996
                                                                       -----------    -----------
Cash flows from operating activities:
   Net income ......................................................   $   370,746    $   498,935
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
     Loss on joint venture .........................................          - 0-         31,543
     Provision for uncollectible accounts ..........................     1,276,044      2,225,484
     Depreciation and amortization .................................       445,454      1,089,241
     Deferred income taxes .........................................       253,736        371,900
     Changes in assets and liabilities net of effects
       from acquisitions:
       Accounts receivable .........................................    (2,066,185)    (3,804,732)
       Prepaid expenses and other current assets ...................       (55,606)      (780,139)
       Accounts payable and accrued expenses .......................       412,054        591,624
       Deferred revenue ............................................        (5,188)        25,879
       Other .......................................................           -0-            -0-
                                                                       -----------    -----------
         Net cash provided by operating activities .................       631,055        249,735
Cash flows from investing activities:
   Capital expenditures ............................................    (1,088,847)    (1,611,773)
   Payment for acquisitions ........................................           -0-       (518,840)
    Change in restricted cash ......................................        (5,965)        (6,946)
                                                                       -----------    -----------
   Net cash used in investing activities ...........................    (1,094,812)    (2,137,559)
                                                                       -----------    -----------
Cash flow from financing activities:
   Payment of dividends on preferred stock .........................       (35,000)       (87,000)
   Repayment of capital lease obligations ..........................      (171,513)      (233,402)
   Repayment of long-term debt .....................................    (1,150,607)      (275,000)
   Purchase of treasury shares .....................................           -0-        (56,994)
   Proceeds from issuance of common stock ..........................         2,000         34,542
   Proceeds from issuance of long-term debt ........................     1,865,792      1,978,634
   Other ...........................................................           -0-        (16,969)
                                                                       -----------    -----------
         Net cash provided by financing activities .................       510,672      1,343,811
                                                                       -----------    -----------
Net increase (decrease) in cash and cash
   equivalents .....................................................        46,915       (544,013)
Cash and cash equivalents at beginning of period ...................        93,656      1,385,654
                                                                       -----------    -----------
Cash and cash equivalents at end of period .........................   $   140,571    $   841,641
                                                                       -----------    -----------


Supplemental disclosures of cash flow information:
   Interest paid ...................................................   $   175,418    $   235,138
   Income taxes paid ...............................................           -0-        135,708
Supplemental schedule of noncash investing and financing
   activities:
   Preferred stock dividend declared ...............................        87,000           --
   Capital lease obligations incurred ..............................       145,446        130,554
   Exercise of warrant in exchange for outstanding debt and
     cancellation of put feature described in Note 7:
     Common stock and capital in excess of par value ...............       480,000           --
     Debt ..........................................................       300,000           --
The Company has acquired businesses, as follows:
   Fair value of assets acquired ...................................          --          351,198
   Goodwill recorded ...............................................          --          167,642
                                                                                      -----------
       Cash paid ...................................................          --      $   518,840
                                                                                      ===========

              See notes to the Consolidated Financial Statements.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                       Series A Preferred         Series B Preferred
                                                             Stock                      Stock                 Common Stock
                                                      ---------------------    -----------------------   ------------------------
                                                      Shares       Amount        Shares       Amount       Shares        Amount
                                                      -------    ----------    ----------   ----------   ----------    ----------
Balance at December 31, 1995 ......................   435,000    $      870       362,500   $      725    2,339,421    $    4,678
   Issuance of common stock (unaudited) ...........                                                           4,293             9
   Options exercised  (unaudited) .................                                                          43,458            87
   Series A preferred stock dividend (unaudited)...
   Treasury stock purchases (unaudited) ...........

Net income (unaudited) ............................
                                                      -------    ----------    ----------   ----------   ----------    ----------
Balance at September 30, 1996 (unaudited) .........   435,000    $      870       362,500   $      725    2,378,699    $    4,774
                                                      -------    ----------    ----------   ----------   ----------    ----------


                                                                                                   Total
                                                       Capital In                               Stockholders'
                                                        Excess of   Accumulated     Treasury      Equity
                                                        Par Value     Deficit        Stock       (Deficit)
                                                       -----------  -----------    ----------   -------------
Balance at December 31, 1995 ......................     $2,959,586   $ (526,383)   $   (8,950)   $2,430,526
   Issuance of common stock (unaudited) ...........         10,991                                   11,000
   Options exercised  (unaudited) .................         34,455                                   34,542
   Series A preferred stock dividend (unaudited)...        (87,000)                                 (87,000)
   Treasury stock purchases (unaudited) ...........                                   (56,994)      (56,994)
Net income (unaudited) ............................
                                                                        498,935                     498,935
                                                        ----------   ----------    ----------    ----------
Balance at September 30, 1996 (unaudited) .........     $2,918,032   $  (27,448)   $  (65,944)   $2,831,009
                                                        ==========   ==========    ==========    ==========

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (INFORMATION OF AND FOR THE THREE AND NINE MONTH PERIODS ENDED
                   SEPTEMBER 30, 1995 AND 1995 IS UNAUDITED)

1.   UNAUDITED INTERIM FINANCIAL INFORMATION

     The consolidated balance sheets as of December 31, 1995, and September 30, 1996, the consolidated statements of stockholders' equity for the nine months then ended, and the consolidated statements of operations for the three months ended September 30, 1995 and 1996, and the consolidated statements of operations and cash flows for the nine months ended September 30, 1995 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at September 30, 1996, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year. The December 31, 1995 consolidated, condensed balance sheet is derived from the audited consolidated balance sheet as of that date.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, particularly accounts receivable, and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may, in some instances, differ from previously estimated amounts.

     This report on Form 10-Q for the quarter ended September 30, 1996 should be read in conjunction with the Company's S-1 filing dated October 11, 1996 and the Notes to Consolidated Financial Statements contained therein.

2.   COMPANY'S BUSINESS

     Medical Alliance, Inc. ("Medical Alliance") provides mobile surgical services which allow certain minimally invasive operative procedures to be performed in the physician's office. Medical Alliance was incorporated in Texas in 1989 and is headquartered in Irving, Texas. Medical Alliance provides its services in 40 states.

3.   EARNINGS PER SHARE

     Net income (loss) per common share is based on reported net income (loss) less the Series A Preferred Stock dividend and the charge for cancellation of the put feature. The resulting amount is presented as income applicable to common stock. Such income applicable to common stock in each period presented is divided by the weighted average number of outstanding common and common equivalent shares using the treasury stock method adjusted for the stock split effected through a stock dividend of .561 shares for each share outstanding effective September 9, 1996. Earnings per share for all common stock and common stock warrants, options and other potentially dilutive instruments issued one year before the initial public offering have been computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") Topic 4-D. The SAB requires that such shares issued at a price less than the per share Offering price be included in the calculation of common stock and common stock equivalents as if such shares were outstanding for all periods presented, even when anti-dilutive. With respect to these shares, the Company has also used the treasury stock method based on the Offering price as the purchase price.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                (UNAUDITED)
                                                 DECEMBER 31,   SEPTEMBER 30,
                                                    1995           1996
                                                 ------------   -------------
Medical equipment ............................   $ 2,764,090     $ 4,495,112
Furniture and fixtures .......................       223,356         410,633
Transportation ...............................         7,000          71,760
Leasehold improvements .......................        11,877          14,324
Equipment under capital leases ...............       886,398         976,033
                                                 -----------     -----------
                                                   3,892,791       5,967,862
Less accumulated depreciation and amortization    (1,699,930)     (2,719,499)
                                                 -----------     -----------
Net property and equipment ...................   $ 2,192,791     $ 3,248,363
                                                 ===========     ===========

Accumulated amortization related to equipment under capital leases was approximately $363,000 and $572,008 at December 31, 1995 and September 30, 1996, respectively.

5.   LONG-TERM DEBT:

     Long-Term debt consists of the following:

                                                                          (UNAUDITED)
                                                           DECEMBER 31,   SEPTEMBER 30,
                                                               1995          1996
                                                           ------------   -------------
Revolving bank credit agreement at prime +1/2 %;
  interest payments due monthly; principal due 1997 ....   $   250,000    $   500,000
Bank term loan at prime plus 1 1/2% with varying monthly
  principal and interest payments; final payment due
  2000..................................................       643,819        643,819
Bank term loan at prime plus 1 1/2%;  monthly principal
   and interest payments; final payment due 1998 .......       916,667        641,666
Bank term loan at prime plus 3/4%; monthly principal
  and interest payments beginning in 1997; final
  payment due 2000 .....................................           -0-      1,728,635
                                                           -----------    -----------
                                                           $ 1,810,486    $ 3,514,120
Less current maturities ................................      (366,667)    (1,148,156)
                                                           -----------    -----------
                                                           $ 1,443,819    $ 2,365,964
                                                           -----------    -----------


Prime rate was 8 1/2% and 8 1/4% at December 31, 1995 and September 30, 1996, respectively.

The annual principal requirements for the five years subsequent to September 30, 1996 are as follows:

          YEARS ENDING DECEMBER 31
          Remaining 1996...................   $   91,667
          1997.............................    1,345,860
          1998.............................      974,151
          1999.............................      790,818
          2000.............................      311,624
                                              ----------
                                              $3,514,120

     The bank term loans and revolving credit originated in 1995, with varying principal and interest payments through 2000. Effective March 20, 1996, the Company and the bank modified the term loans and revolving credit agreement which increased the term loan agreement from $1,750,000 to $3,750,000 and increased the revolving credit agreement from $250,000 to $500,000. The loans and revolving credit are collateralized by Company assets and a personal guarantee of a major shareholder.

     Under the terms of the bank debt, the Company is subject to certain covenants, including restrictions on dividend payments, the redemption or repurchase of stock and stock equivalents and limitations on indebtedness. In addition, the loan agreement contains restrictive which, among other things, require the Company to obtain directors' and officers' liability insurance.

     As noted above, the Company and the bank modified the term loan and revolving credit agreement. The amended and restated term and revolving credit agreement requires annual audited financial statements by May 31 for the prior fiscal year. The Company has not complied with this covenant and has obtained a waiver from the bank which is effective until January 1, 1997.

     In connection with the closing of the Initial Public Offering on October 17, 1996, the Company used $3.5 million of the net proceeds from the Initial Public Offering to pay off the total amount due to NationsBank for the notes discussed above.

6.   SERIES A PREFERRED STOCK AND PREFERRED STOCK WARRANTS:

     On July 10, 1992 the Company entered into a Preferred Stock Purchase Agreement (the "Series A Agreement") with Mapleleaf Capital, Ltd. The Company issued an aggregate of 375,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") in exchange for cash of $2.00 per share. In connection with this transaction, the Company converted subordinated debt of certain shareholders into shares of common stock at a conversion rate of one share of common stock for every $2.00 of subordinated debt as described above.

     The shares of Series A Preferred Stock were issued with warrants attached to purchase up to 60,000 shares of Series A Preferred Stock. The warrants were exercisable at $2.00 per share and expired in 1995. The warrants were exercised on July 1, 1994 at $1.67 per share, which approximated the fair value for other trades in the Company's common stock. The Series A Preferred Stock was convertible into common stock at a ratio of 1 to
1. However, upon issuance of common stock equivalents, the conversion ratio was subject to an anti-dilution adjustment pursuant to the Series A Agreement for all convertible preferred stock. The Series A Preferred Stock was convertible at the election of the holder at any time, or automatically with the closing of an underwritten qualified public offering (as defined in the Series A Agreement). If the Company had not completed a qualified public offering on or prior to December 31, 1997, the Company had the right, but not the obligations to repurchase all remaining shares of Series A Preferred Stock.

     The Series A Preferred Stock required a $.20 per share annual dividend commencing on June 30, 1993 which was cumulative if unpaid. Dividends paid for the year ended December 31, 1995 and the nine months ended September 30, 1996 were $122,000 and $87,000, respectively. The Company was not in compliance with certain covenants of the Series A Agreement including the timely issuance of its year- end audited consolidated financial statements, the timely issuance of a budgeted operating forecast and a loan to an employee which exceeded the designated limit. The Company had obtained appropriate waivers from the holders of Series A Preferred Stock, effective until January 1, 1997.

     In connection with the Initial Public Offering on October 11, 1996, the Series A Preferred Stock was converted into common stock on a one to one basis and adjusted for a 1.561 stock split which was effected through a stock dividend declared on September 9, 1996. The Company had reserved 679,035 shares of common stock for the conversion of all outstanding Series A Preferred Stock.

7. SERIES B PREFERRED STOCK:

     On November 17, 1995, the Company entered into a Preferred Stock Purchase Agreement (the "Series B Agreement") with various investors. The Company issued an aggregate of 362,500 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") in exchange for cash of $4.00 per share.

     The Series B Preferred Stock was initially convertible into common stock at a ratio of 1 to 1. However, upon issuance of common stock or common stock equivalents, the conversion ratio was subject to an anti-dilution adjustment pursuant to the Series B Agreement for all convertible preferred stock. The conversion ratio for the Series B Preferred Stock was convertible at the election of the holders at any time, or automatically with the closing of an underwritten qualified public offering (as defined in the Series B Agreement). , 1996. There was no annual dividend requirement in the Series B Agreement. However, the Company was not in compliance with certain covenants of the Series B Agreement, including the timely issuance of its year-end audited consolidated financial statements, the timely issuance of a budgeted operating forecast, and a loan to an employee which exceeded the designated limit. The Company had obtained appropriate waivers from all Series B Preferred Stock shareholders effective until January 1, 1997.

     In connection with the Initial Public Offering on October 11, 1996, the Series B Preferred Stock was converted into common stock on a one to one basis and adjusted for a 1.561 stock split which was effected through a stock dividend declared on September 9, 1996. The Company had reserved 565,863 shares of common stock for the conversion of all outstanding Series B Preferred Stock.

8.  COMMON STOCK AND COMMON STOCK WARRANTS:

     A warrant to purchase up to 374,640 shares of common stock, at $1.28 per share, was granted to Satana Corporation on January 17, 1991 as part of the note agreement. This warrant includes a put feature, whereby the holder of the shares acquired via the exercise of the warrant could require the Company to redeem the shares based on a formula price. During the year ended December 31, 1995, the holder exercised the warrant to acquire 374,640 shares of common stock in exchange for outstanding debt owed to Satana Corporation and cancellation of the put feature. The difference between the carrying value of the debt instrument, which approximated fair value, and the exercise price of the warrants has been accounted for as a reduction of capital in excess of par value and has been deducted from net income for purposes of computing net income applicable to common stock in the accompanying statement of operations.

9.  SALE OF COMMON STOCK

     On October 11, 1996 the Company completed the Initial Public Offering of its common stock in which 2,000,000 shares of common stock were sold raising net proceeds of approximately $20 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     NET REVENUES. Net revenues increased from $2.9 million for the three months ended September 30, 1995, to $ 4.5 million for the three months ended September 30, 1996, an increase of $1.6 million or 56%. This increase was attributable to the growth in total procedure volume, which increased from 10,211 for the three months ended September 30, 1995, to 17,644 for the three months ended September 30, 1996, an increase of 7,433 or 73%. Medical surgical procedures increased from 5,041 for the three months ended September 30, 1995, to 7,258 for the three months ended September 30, 1996, an increase of 2,217 or 44%, which contributed to 30% of the total increase in procedure volume. Aesthetic elective procedures increased from 5,170 for the three months ended September 30, 1995, to 10,386 for the three months ended September 30, 1996, an increase of 5,216 or 101%, which contributed to 70% of the total increase in procedure volume.

     The average net revenue per case decreased from $279 for the three months ended September 30, 1995, to $252 for the three months ended September 30, 1996, a decrease of $27 per case or 10%. This decrease was attributable to a change in case mix with aesthetic elective procedures, which had a lower average net revenue per case of $184, compared to $339 for the medical surgical procedures, increasing as a percentage of total procedures from 51% for the three months ended September 30, 1995, to 59% for the three months ended September 30, 1996.

     SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense increased from $1.0 million for the three months ended September 30, 1995, to $1.4 million for the three months ended September 30,1996, an increase of $400,000 or 45%. This increase was due to the hiring of additional field and corporate personnel to support the Company's growth in procedure volume. Total employees for the Company increased from 85 on September 30, 1995, to 111 on September 30, 1996, an increase of 26 or 31%. Salaries and benefits expense as a percentage of net revenues decreased from 33.9 % to 31.6%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased from $1.0 million for the three months ended September 30, 1995, to $1.5 million for the three months ended September 30, 1996, an increase of $500,000 or 49%. This increase was partially due to an increase in repair and maintenance expense from $40,000 for the three months ended September 30, 1995, to $170,000 for the three months ended September 30, 1996, an increase of $130,000 or 325%. This increase was primarily due to the addition of annual maintenance contracts on certain equipment to increase operational efficiencies. In addition, vehicle expense increased from $177,000 for the three months ended September 30, 1995, to $299,000 for the three months ended September 30, 1996, an increase of $122,000 or 69%. This increase resulted from the increase in field personnel from 58 as of September 30, 1995, to 77 as of September 30, 1996, each of whom is supplied with a van for the delivery of equipment to physicians' offices. Also, operating lease expense increased from $166,000 for the three months ended September 30, 1995, to $279,000 for the three months ended September 30, 1996, an increase of $113,000 or 68%, due to the addition of several pieces of medical equipment through operating leases.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $181,000 for the three months ended September 30, 1995, to $437,000 for the three months ended September 30, 1996, an increase of $256,000 or 141%. This increase was due to the addition of $2.7 million in capital equipment during the twelve months ended September 30, 1996.

     PROVISION FOR UNCOLLECTIBLE ACCOUNTs. Provision for uncollectible accounts increased from $533,000 for the three months ended September 30, 1995, to $803,000 for the three months ended September 30, 1996, an increase of $270,000 or 51%. This increase was primarily due to the increase in medical surgical revenues from $1,875,000 to $2,458,000, an increase of $583,000 or 31%. As a percentage of net revenue, provision for uncollectible accounts decreased from 18.7% to 18.0%.

     OPERATING INCOME. Operating income increased from $200,000 for the three months ended September 30, 1995, to $359,000 for the three months ended September 30, 1996, an increase of $159,000 or 80%. As a percentage of net revenues, operating income increased from 7.0% for the three months ended September 30, 1995, to 8.1% for the three months ended September 30, 1996. This increase was primarily due to a decrease in selling, general and administrative expense and provision for uncollectible accounts as a percentage of net revenues.

     INTEREST EXPENSE. Interest expense increased from $56,000 for the three months ended September 30, 1995, to $95,000 for the three months ended September 30, 1996, an increase of $39,000 or 69%. The Company's average debt balance increased from $2.0 million as of ended September 30, 1995 to $4.0 million as of September 30, 1996.

     INCOME TAX PROVISION. Income tax provision increased from $59,000 for the three months ended September 30, 1995, to $109,000 for the three months ended September 30, 1996, an increase of $50,000 or 86%. The income tax provision increased primarily as a result of income before taxes increasing from $144,000 for the three months ended September 30,1995, to $239,000 for the three months ended September 30, 1996. The Company's effective tax rate increased from 40.7% for the three months ended September 30, 1995, to 45.7% for the three months ended September 30, 1996. This was primarily due to equity losses of $32,000 from international operations being added back for income tax provision calculations.

     NET INCOME. As a result of the items discussed above, the Company's net income increased from $85,000 for the three months ended September 30, 1995, to $130,000 for the three months ended September 30, 1996 an increase of $45,000 or 52%.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     NET REVENUES. Net revenues increased from $7.7 million for the nine months ended September 30, 1995, to $12.8 million for the nine months ended September 30, 1995, an increase of $5.1 million or 67%. This increase was attributable to the growth in total procedure volume, which increased from 26,882 for the nine months ended September 30, 1995, to 50,553 for the nine months ended September 30, 1996, an increase of 23,671 or 88%. Medical surgical procedures increased from 13,777 for the nine months ended September 30, 1995 to 19,948 for the nine months ended September 30, 1996, an increase of 6,171 or 45%, which contributed to 26% of the total increase in procedure volume. Aesthetic elective procedures increased from 13,105 for the nine months ended September 30, 1995, to 30,605 for the nine months ended September 30, 1996, an increase of 17,500 or 134%, which contributed to 74% of the total increase in procedure volume.

     The average net revenue per case decreased from $287 for the nine months ended September 30, 1995, to $254 for the nine months ended September 30, 1996, a decrease of $33 per case or 12%. This decrease was attributable to a change in case mix with aesthetic elective procedures, which has a lower average net revenue per case of $186, compared to $344 for the medical surgical procedures, increasing as a percentage of total procedures from 49% for the nine months ended September 30, 1995, to 61% for the nine months ended September 30,1996.

     SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense increased from $2.7 million for the nine months ended September 30, 1995, to $4.2 million for the nine months ended September 30,1996, an increase of $1.5 million or 57%. This increase was due to the hiring of additional field and corporate personnel to support the Company's growth in procedure volume. Total employees for the Company increased from 85 on September 30, 1995, to 111 on September 30, 1996, an increase of 26 or 31%. Salaries and benefits expense as a percentage of net revenues decreased from 34.4 % to 32.3% due to increases in net revenues exceeding the increases in salaries and benefits expense.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased from $2.5 million for the nine months ended September 30, 1995, to $4.3 million for the nine months ended September 30, 1996, an increase of $1.8 million or 69%. This increase was primarily due to an increase in operating lease expense from $340,000 for the nine months ended September 30, 1995, to $933,000 for the nine months ended September 30, 1996, an increase of $593,000 or 174% due to the addition of several pieces of medical equipment through operating leases. In addition, vehicle expense increased from $423,000 for the nine months ended September 30, 1995 to $834,000 for the nine months ended September 30, 1996, an increase of $411,000 or 97%. This increase resulted from the increase in field personnel from 58 as of September 30, 1995, to 77 as of September 30, 1996, each of whom is supplied with a van for the delivery of equipment to physicians' offices. Repair and maintenance expense increased from $111,000 for the nine months ended September 30, 1995 to $430,000 for the nine months ended September 30, 1996, an increase of $319,000 or 286%. This increase was due primarily to the addition of annual maintenance contracts on certain equipment to enhance operational efficiencies. Communications expense increased from $296,000 for the nine months ended September 30, 1995, to $433,000 for the nine months ended September 30, 1996, an increase of $137,000 or 46%. This increase was related to the hiring of additional field personnel.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $445,000 for the nine months ended September 30, 1995, to $1,089,000 for the nine months ended September 30, 1996, an increase of $644,000 or 145%. This increase was due to the addition of $2.7 million in capital equipment during the twelve months ended September 30, 1996.

     PROVISION FOR UNCOLLECTIBLE ACCOUNTs. Provision for uncollectible accounts increased from $1.3 million for the nine months ended September 30, 1995, to $2.2 million for the nine months ended September 30, 1996, an increase of $900,000 or 74%. As a percentage of net revenue, provision for uncollectible accounts increased from 16.6% to 17.3%. This increase was primarily due to an increase in provisions relating to medical surgical revenues.

     OPERATING INCOME. Operating income increased from $821,000 for the nine months ended September 30, 1995, to $1.1 million for the nine months ended September 30, 1996, an increase of $279,000 or 38%. As a percentage of net revenues, operating income decreased from 10.6% for the nine months ended September 30, 1995, to 8.8% for the nine months ended September 30, 1996. This decrease was primarily due to an increase in selling, general and administrative expense, provision for uncollectible accounts and depreciation of new capital equipment as a percentage of net revenues.

     INTEREST EXPENSE. Interest expenses increased from $187,000 for the nine months ended September 30, 1995, to $246,000 for the nine months ended September 30, 1996, an increase of $59,000 or 32%. The Company's average debt balance increased from $2.0 million as of September 30, 1995 to $4.0 million as of September 30, 1996.

     INCOME TAX PROVISION. Income tax provision increased from $254,000 for the nine months ended September 30, 1995, to $372,000 for the nine months ended September 30, 1996, an increase of $118,000 or 47%. The income tax provision increased primarily as a result of income before taxes increasing from $624,000 for the nine months ended September 30,1995 to $871,000 for the nine months ended

September 30, 1996. The Company's effective tax rate increased from 40.6% for the nine months ended September 30, 1995, to 42.7% for the nine months ended September 30, 1996. This was due primarily to equity losses of $32,000 from international operations being added back for income tax provision calculations.

     NET INCOME. As a result of the items discussed above, the Company's net income increased from $371,000 for the nine months ended September 30, 1995, to $499,000 for the nine months ended September 30, 1996 an increase of $128,000 or 35%.

     LIQUIDITY AND CAPITAL RESOURCES

     From its inception through 1993, the Company's operating expenses significantly exceeded its net revenues, resulting in an accumulated retained deficit. Since 1993, the Company has recorded positive earnings, which have reduced the accumulated retained deficit to $526,000 as of September 30, 1995, and $27,000 as of September 30, 1996. Until October 1996, the Company has funded its operations primarily through the private placement of equity securities, bank borrowings and cash provided by operation. Prior to its Initial Public Offering, which was completed on October 11, 1996, the majority of the equity capital raised by the Company had been raised from the private placement of $2.2 million of equity securities. In July 1992, the Company raised $750,000 through the sale of Series A Preferred Stock. The sale of the Series A Preferred Stock was pursuant to the terms of the Series A Agreement. The Company, at various times, had not been in compliance with certain covenants of the Series A Agreement, including the timely issuance of its year-end audited consolidated financial statements, the timely issuance of a budgeted operating forecast and a loan to an employee which exceeded the designated limit. The Company had obtained appropriate waivers from the holders of Series A Preferred Stock with respect to these matters. On October 17, 1996, the Company closed the Initial Public Offering for approximately $20.0 million, with a 300,000 share over-allotment which closed for approximately $3.0 million on November 5, 1996. The Company obtained a $2.0 million credit facility from NationsBank of Texas, N.A. ("NationsBank") in June 1995. Such facility is composed of several tranches which bear interest rates ranging from prime plus 0.5% to prime plus 1.5%. The net proceeds from such facility were used to retire outstanding debt and to purchase medical equipment. The Company's facility with NationsBank of Texas, N.A. ("NationsBank") was increased to $4.3 million in March 1996. Under the terms of the credit agreement regarding this facility, the Company agreed to provide NationsBank with annual audited financial statements by May 31 for the prior fiscal year. The Company has not complied with this covenant and has obtained a waiver from NationsBank which is in effect until January 1, 1997. On October 17, 1996, the Company paid the balance in full due NationsBank.

     The Company generated cash from its operations of $631,000 and $250,000 for the nine months ended September 30, 1995 and 1996, respectively. The Company's accounts receivable balance increased by $1,579,000 from December 31, 1995 to September 30, 1996. This increase was due primarily to increases in net revenues during such periods. The Company's days of accounts receivable outstanding remained fairly consistent for the periods presented. The increase in accounts receivable has reduced operating cash flow available to the Company during the reported periods. For its investing activities, the Company consumed $1,095,000 and $2,138,000 for the nine months ended September 30, 1995 and 1996, respectively, primarily for the purchase of medical equipment and two regionally based companies. Capital expenditures were $1,089,000 and $1,612,000 for the nine months ended September 30, 1995 and 1996, respectively. Net cash provided by financing activities were $511,000 and $1,344,000 for the nine months ended September 30, 1995 and 1996, respectively. The cash provided from financing activities in such periods were primarily provided by the proceeds from bank borrowings.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     On October 17, 1996, the Company's Articles of Incorporation and Bylaws were amended and restated. The Company's Restated and Amended Articles of Incorporation and Restated and Amended Bylaws now provide for the Board of Directors to be divided into three classes of as equal size as possible, with the term of each class expiring in consecutive years with approximately one-third of the Board of Directors being elected each year. Holders of Common Stock are not entitled to vote cumulatively for directors, but directors are permitted to be removed with or without cause by the affirmative vote of at least two-thirds of the outstanding shares of stock of the Company entitled to vote thereon. The Company's Restated and Amended Articles of Incorporation and Restated and Amended Bylaws also provide that the Company's Bylaws may be adopted, amended, or repealed only by the Board of Directors and that the number of directors shall be fixed from time to time by resolution of the Board of Directors. In addition, a calling of a special meeting by the shareholders of the Company requires the written request of holders of at least 50% of all the outstanding shares of the Company entitled to vote. Shareholders of the Company entitled to take action at annual or special meetings of the shareholders may take action by written consent only with the unanimous written consent of all the shareholders entitled to vote thereon. The Company's Restated and Amended Articles of Incorporation and Restated and Amended Bylaws also authorize shares of Preferred Stock with respect to which the Board of Directors will have the power to fix the rights, preferences, privileges, and restrictions without any further vote or action by the shareholder. These provisions of the Company's Restated and Amended Articles of Incorporation and Restated and Amended Bylaws may have the effect of delaying, deferring or preventing a change in control of the Company, which could deprive the Company's shareholders of the opportunity to sell their shares of Common Stock at prices higher than prevailing market prices. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                       Number and Description of Exhibit

Number  Exhibit Description

2.1 Asset Purchase Agreement, dated October 30, 1995, between the Company and Mobile Surgical Services of Central Florida, Inc.(1)

2.2 Asset Purchase Agreement, dated March 18, 1996, between the Company and Maasai Inc.(1)

2.3 Asset Purchase Agreement, dated June 10, 1996, between the Company and Mobile Laser Services, Inc.(1)

3.1     Amended and Restated Articles of Incorporation of the Company.(1)

3.2     Amended and Restated Bylaws of the Company.(1)

4.1     Specimen of Common Stock Certificate.(1)

4.2 Series A Convertible Preferred Stock Purchase Agreement, dated July 10, 1992, between the Company and Mapleleaf Capital, Ltd.(1)

4.3 Warrant to Purchase 60,000 shares of Series A Convertible Preferred Stock of the Company, dated July 10, 1992, between the Company and Mapleleaf Capital, Ltd.(1)

4.4 Series B Convertible Preferred Stock Purchase Agreement, dated November 17, 1995, by and among the Company and Satana Corporation, Mapleleaf Capital, Ltd., Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners, Montgomery Jessup & Company, L.L.P., Morris Moreland, DLJSC F.B.O. Michael Wallace, IRA, Sid Bonner, Clyde Hutchinson, Marc Johnson, Thomas A. Montgomery, Hazelle Blair, Lloyd Jones, Bart Tucker, Jay Farris and Kevin O'Brien.(1)

4.5 Warrant to Purchase 468,300 Shares of Common Stock of the Company, dated July 10, 1992, between the Company and Satana Corporation.(1)

4.6 Warrant to Purchase 23,415 Shares of Common Stock of the Company, dated August 15, 1993, between the Company and Columbia General
        Corporation.(1)

4.7 Warrant to Purchase 2,810 Shares of Common Stock of the Company, dated October 17, 1993, between the Company and Robert J. Mathews, M.D.(1)

4.8 Warrant to Purchase 2,342 Shares of Common Stock of the Company, dated May 31, 1994, between the Company and Shelly Burks.(1)

4.9 Warrant to Purchase 1,873 Shares of Common Stock of the Company, dated May 31, 1994, between the Company and Thomas A. Montgomery.(1)

4.10 Warrant to Purchase 6,556 Shares of Common Stock of the Company, dated September 1, 1994, between the Company and Thomas A. Montgomery.(1)

4.11 Warrant to Purchase 15,651 Shares of Common Stock of the Company, dated July 27, 1995, between the Company and Paul R. Herchman.(1)

10.1 Amended and Restated Revolving Credit and Term Loan Agreement, dated March 20, 1996, between the Company and NationsBank of Texas, N.A.(1)

10.2    Agreement between the Company and Coherent Medical Group.(1)

10.3 Master Lease Agreement, dated July 20, 1995, between the Company and Cabot Medical Corporation.(1)

10.4 Master Services Agreement, dated June 3, 1996, between the Company and Cosmetic Technologies International.(1)

10.5 Joint Venture Agreement, dated March 25, 1996, between the Company and Coherent-AMT Inc.(1)

10.6    Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive
        Plan.(1)

10.7    Employment Agreement between the Company and Paul Herchman.(1)

10.8    Employment Agreement between the Company and Kevin O'Brien.(1)

10.9    Employment Agreement between the Company and Michael G. Wallace.(1)

10.10   Lease Agreement between the Company and Graymont Partners, Ltd.(1)

11.1    Statement RE Computation of Per Share Earnings

27.1    Financial Data Schedule.*


*       Filed herewith

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-9815) and incorporated herein by reference.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Medical Alliance, Inc.

DATE:  November 22, 1996



         Signature                                            Title
         ---------                                            -----

/s/ PAUL R. HERCHMAN                                       President and
-----------------------------------------             Chief Executive Officer
Paul R. Herchman



/s/ MICHAEL G. WALLACE                               Senior Vice President and
-----------------------------------------              Chief Financial Officer
Michael G. Wallace

                                EXHIBIT INDEX


Exhibit Description
------- -----------
2.1     Asset Purchase Agreement, dated October 30, 1995, between the Company and Mobile Surgical Services of Central Florida, Inc.(1)

2.2     Asset Purchase Agreement, dated March 18, 1996, between the Company and
        Maasai Inc.(1)

2.3     Asset Purchase Agreement, dated June 10, 1996, between the Company and
        Mobile Laser Services, Inc.(1)

3.1     Amended and Restated Articles of Incorporation of the Company.(1)

3.2     Amended and Restated Bylaws of the Company.(1)

4.1     Specimen of Common Stock Certificate.(1)

4.2     Series A Convertible Preferred Stock Purchase Agreement, dated July 10,
        1992, between the Company and Mapleleaf Capital, Ltd.(1)

4.3     Warrant to Purchase 60,000 shares of Series A Convertible Preferred
        Stock of the Company, dated July 10, 1992, between the Company and Mapleleaf Capital, Ltd.(1)

4.4     Series B Convertible Preferred Stock Purchase Agreement, dated November
        17, 1995, by and among the Company and Satana Corporation, Mapleleaf
        Capital, Ltd., Sunwestern Investment Fund III, Sunwestern Cayman 1988
        Partners, Montgomery Jessup & Company, L.L.P., Morris Moreland, DLJSC
        F.B.O. Michael Wallace, IRA, Sid Bonner, Clyde Hutchinson, Marc
        Johnson, Thomas A. Montgomery, Hazelle Blair, Lloyd Jones, Bart Tucker,
        Jay Farris and Kevin O'Brien.(1)

4.5 Warrant to Purchase 468,300 Shares of Common Stock of the Company, dated July 10, 1992, between the Company and Satana Corporation.(1)

4.6     Warrant to Purchase 23,415 Shares of Common Stock of the Company, dated
        August 15, 1993, between the Company and Columbia General
        Corporation.(1)

4.7     Warrant to Purchase 2,810 Shares of Common Stock of the Company, dated
        October 17, 1993, between the Company and Robert J. Mathews, M.D.(1)

4.8     Warrant to Purchase 2,342 Shares of Common Stock of the Company, dated
        May 31, 1994, between the Company and Shelly Burks.(1)

4.9     Warrant to Purchase 1,873 Shares of Common Stock of the Company, dated
        May 31, 1994, between the Company and Thomas A. Montgomery.(1)

4.10    Warrant to Purchase 6,556 Shares of Common Stock of the Company, dated
        September 1, 1994, between the Company and Thomas A. Montgomery.(1)

4.11    Warrant to Purchase 15,651 Shares of Common Stock of the Company, dated
        July 27, 1995, between the Company and Paul R. Herchman.(1)

10.1    Amended and Restated Revolving Credit and Term Loan Agreement, dated
        March 20, 1996, between the Company and NationsBank of Texas, N.A.(1)

10.2    Agreement between the Company and Coherent Medical Group.(1)

10.3    Master Lease Agreement, dated July 20, 1995, between the Company and
        Cabot Medical Corporation.(1)

10.4    Master Services Agreement, dated June 3, 1996, between the Company and
        Cosmetic Technologies International.(1)

10.5    Joint Venture Agreement, dated March 25, 1996, between the Company and
        Coherent-AMT Inc.(1)

10.6    Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive
        Plan.(1)

10.7    Employment Agreement between the Company and Paul Herchman.(1)

10.8    Employment Agreement between the Company and Kevin O'Brien.(1)

10.9    Employment Agreement between the Company and Michael G. Wallace.(1)

10.10   Lease Agreement between the Company and Graymont Partners, Ltd.(1)

11.1    Statement RE Computation of Per Share Earnings

27.1    Financial Data Schedule.*



*       Filed herewith

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-9815) and incorporated herein by reference.