Form 10-K405
period 1996-12-31
MEDICAL ALLIANCE INC
filed 1997-03-31
CIK 1018913

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               ---------------

                                  FORM 10-K

                               ---------------

(Mark One)
   [x]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1996
                                      or

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from _________ to _________

                         Commission file number 0-21343

                               ---------------

                             MEDICAL ALLIANCE, INC.
             (Exact name of registrant as specified in its charter)

                   TEXAS                                    73-1347577
 ----------------------------------------               -------------------
      (STATE OF OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

       2445 GATEWAY DRIVE, SUITE 150
               IRVING, TEXAS                                   75063
 ----------------------------------------               -------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                               ---------------

      Registrant's telephone number, including area code:     972-580-8999

          Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                          WHICH REGISTERED
            -------------------                      ------------------------
       Common Stock, $.002 par value                  Nasdaq National Market

        Securities registered pursuant to Section 12(g) of the Act: None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       As of March 21, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $39,272,000 based upon the closing price of $11.13 per share on the Nasdaq National Market. As of March 21, 1997, 5,992,995 shares of the registrant's Common Stock, $0.002 par value, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statements for the annual meeting of Shareholders of the registrant to be held during 1997 are incorporated by reference in Part III of this report.

================================================================================

                             MEDICAL ALLIANCE, INC.

                               TABLE OF CONTENTS

Form 10-K Item                                                              Page
--------------                                                              ----
PART I
      Item 1.   Business ....................................................  3
      Item 2.   Properties .................................................. 12
      Item 3.   Legal Proceedings ........................................... 12
      Item 4.   Submission of Matters To A Vote of Security Holders ......... 12

PART II
      Item 5.   Market For Registrant's Common Stock and Related
                Stockholder Matters ......................................... 12
      Item 6.   Selected Financial Data ..................................... 13
      Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations ......................... 14
      Item 8.   Financial Statements and Supplementary Data ................. 17

PART III
      Item 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure....................... 32
      Item 10.  Directors and Executives of Company ......................... 32
      Item 11.  Executive Compensation ...................................... 32
      Item 12.  Security Ownership of Certain Beneficial Owners
                and Management .............................................. 32
      Item 13.  Certain Relationships and Related Transactions .............. 32

PART IV
      Item 14.  Exhibits, Financial Statements Schedules, and Reports
                on Form 8-K ................................................. 32

                                     PART I

ITEM 1.  BUSINESS

       Medical Alliance, Inc. ("Medical Alliance" or the "Company") was incorporated in Texas in August 1989.

GENERAL

       Medical Alliance provides a complete range of services used to create temporary surgical sites in physician offices in 46 states and Canada and believes it is the leading provider of such services in the United States. The Company's services allow physicians to transfer an increasing number of established surgical procedures from a hospital or outpatient setting to the physician's office. These services include:

       -- Providing on-site technical personnel and medical equipment on a scheduled basis;

       -- Monitoring and documenting preoperative, intraoperative and postoperative procedures;

       -- Returning the physician's office to its pre-procedure condition;

       -- Establishing procedural safety and quality assurance protocols for office-based procedures;

       -- Facilitating physician training and qualification; and

       -- Physician credentialing pursuant to contracts with managed care organizations.

       The Company's services benefit payors, physicians and patients by lowering costs for surgical procedures, increasing physician productivity, broadening access to advanced medical technologies and improving patient satisfaction.

       The Company is a leader in facilitating the migration of established surgical procedures and the latest advanced medical technologies from hospitals and outpatient surgery centers to a lower-cost setting, the physician's office. An increasing number of minimally invasive procedures are being performed with local anesthesia in physicians' offices using technologically advanced medical equipment. The Company currently maintains a network of over 2,600 physicians who have utilized the Company's services and has over 125 managed care contracts that in aggregate cover approximately 16 million lives. Currently, physicians in the Company's network perform approximately 6,500 procedures monthly using the Company's services.

       The Company provides its services along two primary business lines: medical surgical and aesthetic elective services. The Company's medical surgical services allow physicians to perform approximately 25 different office-based surgical procedures across numerous specialties, including gynecology, podiatry, urology and otolaryngology. The Company's aesthetic elective services are utilized primarily by plastic surgeons and dermatologists for laser procedures such as skin resurfacing, vascular and pigmented lesion treatment, and tattoo removal. The Company is generally reimbursed for providing its medical surgical services by third-party payors, including through its contracts with managed care organizations, and is paid directly by patients for any required copayments and deductibles. For providing its aesthetic elective services, the Company is generally paid directly by patients, at the time of service. None of the Company's net revenues is derived from Medicare or Medicaid reimbursement.

       On October 17, 1996, the Company consummated its initial public offering (the "IPO") of 2,000,000 shares (and an additional 300,000 shares in connection with the exercise of the underwriter over-allotment option on November 11,
1996) of the common stock, par value $.002 per share (the "Common Stock") of the Company.

RECENT DEVELOPMENTS

       Subsequent to the 1996 year-end the Company announced several recent developments in the form of a strategic alliance, exclusive provider agreements, and an acquisition. The Company entered into a strategic alliance with Laserscope for the further development of the office-based vascular lesions market and for treatment of leg and facial veins using Laserscope's Aura Laser System as the centerpiece product. Under this agreement, the Company is the exclusive mobile provider of Aura Laser Systems in the United States and will purchase from Laserscope more than $1 million worth of Aura Laser Systems for markets in which the Company currently provides fee-for-service aesthetic services. Through this revenue sharing agreement, Laserscope will receive a portion of the per use equipment fees which the Company charges its physicians and/or patients.

       The Company entered into an exclusive agreement with Thermolase Corporation, which agreement allows the Company to offer new technology and establishes the Company as the exclusive mobile distribution channel for Softlight laser technology and lotions for hair removal, to physicians in the United States and Canada.

       The Company also entered into an exclusive affiliation with Valleylab Inc., a Pfizer-owned company, which affiliation enables the Company to provide equipment to facilitate microlaparoscopic procedures that can be performed by obstetricians and gynecologists (the "OB-GYNs") in their offices. This affiliation provides a turnkey approach that enables physicians to perform a greater number of cost-effective, minimally invasive surgical procedures in an office setting while ensuring that all quality standards are met.

       Furthermore, the Company entered into an exclusive provider agreement with Imagyn Medical, Inc. which allows the Company to offer to its network of OB-GYNs new microhysteroscopy technology which enables the physician to not only provide diagnostic procedures, but to also provide therapeutic hysteroscopic treatment, increasing the breadth of procedures which can be performed in OB-GYN's office. The significance of the microhysteroscope is that only a local anesthetic is necessary and, as a result, physician efficiency is optimized, patient discomfort is decreased and procedure costs are minimized.

       Finally, the Company completed the acquisition of Stone Treatment Center of New England, Inc., which primarily provides mobile laser lithotripter equipment to hospitals and surgery centers on an "as needed" basis in New England. This transaction represents another step in the Company's acquisition/consolidation strategy and opens up a new geographical market for the Company.

MARKET OVERVIEW

       Medical Surgical. The continued increase in health care costs at a rate significantly higher than that of overall inflation has caused managed care companies, indemnity insurers, government agencies and other payors to employ a variety of strategies designed to reduce the cost and control the utilization of health care services. In particular, payors have created incentives for health care providers to deliver high-quality health care services in lower cost settings. Initially, numerous surgical, diagnostic and other medical procedures that were traditionally performed in a hospital were transferred to an outpatient setting, predominantly the outpatient section of a hospital or an ambulatory surgery center. In continuation of this trend, many established procedures that are performed in an outpatient setting can now be transferred to the physician's office because such procedures can be performed at a lower cost and without the risk of general anesthesia while maintaining the quality of care. The transfer of such procedures to the physician's office has continued to accelerate as a result of: (i) the introduction of advanced medical technology that allows physicians to perform a broader array of office-based procedures, (ii) the development of training programs and clinical protocols for office-based procedures, and (iii) the patient's desire to undergo procedures in a more comfortable setting, with reduced risk, pain and recovery time. The migration of such procedures to the physician's office benefits payors, providers and patients through lower procedure costs (as compared to similar procedures performed in a hospital or outpatient surgery center), increased provider productivity, broader access by physicians and patients to advanced technologies and treatments, and an increased level of patient satisfaction.

       Aesthetic Elective. The Company believes that the number of aesthetic elective procedures performed annually in the United States will continue to grow, primarily due to the development of new technologies for cosmetic procedures, increased public awareness, shorter recovery times and the aging of the "baby boom" generation. According to the American Academy of Cosmetic Surgery Survey, approximately 2.7 million cosmetic procedures were performed in the United States in 1994. The Company believes that a majority of such procedures are or can be performed in a physician's office. According to the American Society of Plastic and Reconstructive Surgeons Survey , patients between the ages of 35 and 50 represented 41% of the cosmetic procedures performed in the United States in 1994, and the number of people who say they approve of cosmetic surgery, either for themselves or others, has increased 50% in the last decade. According to the ASPRS Survey, approximately 36% of the cosmetic procedures performed in 1994 were performed in a physician's office. The Company believes that the vast majority of the aesthetic procedures are performed in an outpatient setting and that such procedures will increasingly be transferred to physician's office. The benefits derived from performing aesthetic procedures in an office-based setting are similar to those associated with medical surgical procedures, and include lower procedure costs, increased provider productivity, broader access by physicians and patients to advanced technologies and treatments, and an increased level of patient satisfaction.

BUSINESS STRATEGY

       The Company's goal is to enhance its position as a provider of services to the emerging market for physician office-based procedures. The Company intends to achieve its goal by employing four primary strategies:

       Increasing Utilization of the Company's Services in Existing Markets. The Company plans to expand by facilitating the transfer of an increasing percentage of outpatient procedures to a physician's office where the Company's services may be utilized. The Company intends to achieve such expansion through: (i) marketing efforts designed to cause existing network physicians to transfer more outpatient procedures performed by them to their offices, (ii) the expansion of the Company's physician network, either through ongoing marketing efforts or the acquisition of mobile medical equipment providers that maintain relationships with physicians, (iii) the provision of a full range of applicable services to all physicians in its network and (iv) the introduction of new services and technologies which will enable additional procedures to be performed in a physician's office. In addition, the Company plans to increase the services which are eligible for reimbursement under its existing managed care contracts and to assist in the establishment of incentives and/or mandates by payors for their network physicians to perform office-based procedures using the Company's services.

       Expanding the Company's Operations into New Markets. The Company employs a two-phase strategy to enter new markets. In the initial phase, the Company offers aesthetic elective services (which are paid for by patients generally at the time of service) while establishing a network of physicians who utilize such aesthetic elective services and seeks to develop relationships with local managed care organizations for the provision of medical surgical services. This initial phase may include acquisitions. In the second phase, the Company negotiates managed care contracts and introduces its medical surgical services to such managed care payors' network physicians and seeks to expand the network of physicians using its medical surgical services. In some cases, the Company will also seek to capitalize on its managed care relationships in existing markets by gaining access to such payors' covered lives in markets not currently served by the Company. This two-phase expansion strategy allows the Company to utilize a single infrastructure to support both business lines and use cash flow generated from aesthetic elective services to offset the relatively higher costs associated with establishing reimbursement of medical surgical services under third-party payor contracts.

       Continuing the Development of Managed Care Contracts. The Company is designated as a preferred provider for medical surgical services in over 125 payor contracts, including contracts with health plans owned by United HealthCare Corporation, Prudential Healthcare, CIGNA Healthcare and Blue Cross Blue Shield entities in six states, which contracts cover in aggregate approximately 16 million lives. The Company plans to establish additional contractual relationships with managed care organizations and other third-party payors as a preferred or mandated provider to physicians of office-based surgical services. As a preferred provider, the Company negotiates a pre-determined fee schedule for its services and obtains enhanced access to the payor's physician network in order to market its services directly to such physicians. The Company believes that payors contract with the Company because the Company's services provide a turn-key solution that assists payors in transferring established surgical procedures to a lower cost setting while maintaining the quality of care.

       Establishing Strategic Alliances with Medical Equipment Manufacturers. The Company has strategic alliances with manufacturers and distributors of medical equipment that enable it to provide advanced medical technology to physicians while reducing the risk of ownership to the Company. The Company believes manufacturers often encounter significant challenges in selling sophisticated medical equipment to physicians. Physicians are generally reluctant to purchase such medical equipment because: (i) physicians generally are not able to ensure sufficient procedure volume to recover the cost of acquiring, using and maintaining the equipment, (ii) physicians generally do not want to assume the risk of technological obsolescence, and (iii) such equipment is generally available to them through hospitals, outpatient surgery centers and mobile medical equipment providers.

SERVICES PROVIDED BY THE COMPANY

       The Company offers a complete range of services used to create temporary surgical sites in physicians' offices. The Company facilitates the migration of established outpatient procedures and advanced medical technologies to physicians' offices by providing a broad array of services which enables physicians to provide high quality, cost-effective medical care in their offices. The Company's services include the following:

       On-Site Technical Personnel. The Company provides on-site technical personnel who create the temporary surgical setting in a physician's office, assist the physician in the set-up and operation of medical equipment, and are present during, and document relevant aspects of, the office-based procedure. The Company provides training to its field technicians, including intensive classroom instruction and hands-on training covering various technical and clinical aspects of office-based procedures as well as the Company's surgical services.

       Provision of On-Site Medical Technology. The Company provides medical technology using mobile field units that include all of the medical equipment and related instruments, accessories and disposable supplies utilized by the Company's network physicians to perform certain office-based procedures. Mobile field units are composed of such equipment and are delivered to the physician's office by a field technician on a scheduled basis. The Company has organized its mobile field units into the three configurations listed below, the first two of which are used to provide medical surgical services and the third of which is used to provide aesthetic elective services:

       Mobile Surgical Unit ("MSU"). The MSU may be configured utilizing the following technologies: CO2 laser, flashlamp pulsed dye laser, electrosurgical generator, hospital grade smoke evacuator and related instrumentation and accessories. The equipment delivered in the MSU is used to perform procedures in gynecology, podiatry, urology and otolaryngology. As of December 31, 1996, the Company had 49 MSUs in service.

       Mobile Endoscopy Unit ("MEU"). The MEU may be configured utilizing the following technologies: medical digital camera system, video monitor, printer and recorder, CO2 and fluid sufflation, related instrumentation and accessories, and one of the following endoscopes: hysteroscope, laparoscope or arthroscope. The equipment delivered in the MEU is used to perform procedures in gynecology and podiatry. As of December 31, 1996, the Company had 13 MEUs in service.

       Mobile Aesthetic Laser Unit ("MALU"). The MALU may be configured utilizing the following technologies: Q-switched Nd: YAG laser, flashlamp pulsed dye laser, and ultrapulse CO2 laser and related instrumentation and accessories. The equipment delivered in the MALU is used to perform procedures in plastic surgery and dermatology. As of December 31, 1996, the Company had 68 MALUs in service.

       Procedure Monitoring and Documentation.    The Company's on-site
technical personnel are present during, and document relevant aspects of, the office-based procedures, including information regarding disposables consumed, sterilization procedures performed and adherence to the Company's established guidelines and standards, including preoperative, intraoperative and postoperative instructions.

       Establishment of Procedural Safety and Quality Assurance Protocols. The Company has established procedural safety and quality assurance protocols and standards for the use of its surgical services in physicians' offices that are set forth in its Alternate Site Quality Protocol, Standards and Guidelines. The Company utilizes this manual to assist managed care organizations in documenting the Company's operations to satisfy requirements for receiving accreditation under the National Committee for Quality Assurance (NCQA) and other accrediting organizations. The Company's standard field operating procedures include Occupational Safety and Health Administration safety procedures incorporating the use of personal protective equipment and sterilization of equipment, and provide step-by-step preoperative, intraoperative and postoperative instructions. The Company recognized that there was an absence of documented office-based procedures and clinical protocols in the physician marketplace, as well as methods for measuring and documenting compliance therewith. Accordingly, the Company created its Optimal In-Office Surgical Suite Guidelines manual for its network physicians, which includes guidelines, standards and regulations and a comprehensive self-assessment checklist for surgeries performed in the physician's office without general anesthesia. The standards established by the Company serve as guidelines to assist physicians in satisfying quality requirements set by managed care organizations and accrediting authorities, as well as in complying with applicable government regulations and manufacturers' specifications.

       Physician Training Seminars. The Company conducts seminars to train physicians and their staff in the use of medical equipment and related technology provided by the Company through its services and receives a fee from physicians for attending such seminars. Since 1993, approximately 2,200 physicians have participated in over 100 of the Company's seminars. The Company developed and introduced its physician training seminars in response to the high demand for physician training created by the introduction of new medical technology. The Company retains highly qualified physician faculty to conduct these seminars, which present such topics as medical laser physics and safety, light and tissue interaction, clinical applications and treatment parameters, procedure demonstrations, as well as to conduct hands-on laboratory sessions. Physician participants in the Company's seminars generally receive a peer reference manual, video tapes, patient awareness and market information, and a certificate that documents that the participant has completed the Company's training seminar.

       Physician Credentialing.    The Company performs physician
credentialing, including on behalf of managed-care payors, utilizing standards established by its Medical Director which are based upon standards generally recognized by the medical profession. The Company's services are offered only to those practitioners who have provided documentation of certified training and/or competence relevant to the procedures to be performed, including use of the technology provided in conjunction with such services. For certain procedures, the Company requires physicians to maintain hospital or surgery privileges relative to such procedures, including the use of any technology for performance thereof. Physician credentialing information is maintained by the Company and reviewed periodically by the Medical Director and other key personnel.

REIMBURSEMENT AND PAYMENT

        For its services, the Company charges fees that are payable by either the patient, a managed care organization or an indemnity insurance company.
For medical surgical services rendered by the Company pursuant to a contract with a managed care organization, the Company bills the managed care payor based upon a pre-determined fee schedule. For medical surgical services that are reimbursed under an indemnity plan, the Company generally bills and collects 20% of the Company's charges from the patient at the time services are rendered and bills the patient's insurance indemnity carrier for the remaining balance. For aesthetic elective services, generally the Company charges on a per-case basis and its fees are payable by the patient, generally at the time the services are rendered. The Company believes that its per-case billing practices for such services are preferred by physicians over the flat rental fee that many of its competitors charge. None of the Company's net revenues is derived from Medicare or Medicaid reimbursement.

SALES AND MARKETING

       The Company currently operates in 46 states and Canada. The Company has divided its service area into four regions ("Regions") encompassing an aggregate of 20 districts ("Districts"). The Company maintains an office in each District. Each Region is managed by a Division Vice President or Regional Manager who is responsible for meeting the Company's sales and operational objectives within his or her Region(s).

       Within each District, the Company employs a District Manager, a District Representative and one or more field technicians. The District Manager is responsible for physician recruitment, managed care contract development, operations management, customer service and personnel development. District Representatives are designated to oversee the marketing and development of a particular product line or specialty focus within their respective designated geographic area. Field technicians specialize in a particular clinical and/or technical area within their respective designated geographic area and are assigned mobile field units for use in their assigned specialties.


SUPPLIERS OF MEDICAL TECHNOLOGY

       In conjunction with its other services, the Company offers a wide range of medical technology for use in performing office-based procedures. Such medical technology is obtained directly from manufacturers and distributors of medical equipment. Prior to obtaining any medical equipment, the Company performs extensive research on existing and developing medical technology in order to determine the optimal equipment to acquire. In order to enhance its access to medical technology, the Company seeks to establish strategic alliances with manufacturers and distributors of medical equipment generally during the development stage of a selected product. Such strategic alliances may include agreements based upon per-procedure or other revenue sharing arrangements. In certain circumstances, the Company may seek to become the exclusive mobile provider for a certain technology.

INFORMATION SYSTEMS

       In 1995 the Company began implementation of an information system that includes a wide area network to link its Districts to its corporate office and information databases. The system is decentralized and allows for data acquisition by field personnel within each District and maintenance of all data captured at a central corporate database that is accessible on a real-time basis. The Company has completed the first four of six implementation phases which included the installation of a network driven by multiple file servers, an in-house voice mail system, software to link the Districts to the corporate billing and collection system and the installation of portable computers to all field personnel. The last two phases of implementation include the integration of the Company's general ledger and financial reporting systems, and the installation of an electronic data storage system. The Company anticipates the completion of the implementation of this system by the end of 1997.

GOVERNMENT REGULATION

       The health care industry is subject to extensive federal and state regulation of physicians, other health care providers, managed care organizations and other third-party payors. Health care regulation affects the Company's operations both directly and indirectly. Many states require regulatory approval, including certificates of need, before establishing or expanding certain types of health care facilities or offering certain health care services. Several states in which the Company operates prohibit the corporate practice of medicine except by professional medical corporations or associations. The Company provides only nonphysician services and does not exercise influence or control over the practice of medicine by the physicians to whom it provides its services. In addition, the laws of many states prohibit physicians from splitting fees with non-physicians, and some states have promulgated statutes that prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration for referral of patients and that prohibit referrals by physicians for designated health services to entities with which they have a financial relationship. The Company believes that its current and planned activities are in material compliance with applicable laws and regulation as currently interpreted. There can be no assurance, however, that a review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company. In addition, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future, which change could adversely affect the Company's operations, financial condition, business opportunities or future expansion.

       The manufacturers of medical devices utilized by the Company are subject to extensive regulation by the FDA. Failure of the manufacturer of such devices to comply with FDA regulations could result in the loss of approval by the FDA of such medical devices. In addition, physicians in the Company's network are subject to significant federal and state regulation. The ability of the Company to operate profitably will depend in part upon its network physicians, the manufacturers of its medical devices and its third-party payors obtaining and maintaining all necessary licenses, certificates of need and other approvals, and operating in compliance with applicable health care regulations.

       The Company's services involve the handling of chemical and biological substances and regulated waste materials, some of which may be considered contaminated, hazardous or toxic. The Company is subject to state and federal laws that regulate labor and environmental matters such as the handling and disposal of regulated medical wastes, the release of pollutants and contaminants into the air and water, and the protection of employees who may be exposed to blood or other potentially infectious materials including those which may contain bloodborne pathogens such as hepatitis B virus. The Company is also subject to federal and state laws relating to business conduct and general employee matters. The Company believes that it is in material compliance with applicable laws.

COMPETITION

       The Company competes with companies that offer medical equipment to physicians' offices on either a rental or a fee-for-service basis and with hospitals and surgery centers that provide comparable surgical services. The Company also competes with other providers in the health care industry for access to technology, relationships with third-party payors and relationships with physicians. The Company believes the trend toward managed care could increase the competition to obtain contracts with third-party payors. The health care industry is highly competitive and is subject to continuing changes in the manner in which such services are provided and the manner in which providers are selected and paid. Some of the Company's competitors have substantially greater financial and other resources than the Company. In addition, competitors of the Company could obtain exclusive rights to provide mobile surgical services for products that the Company currently offers or expects to offer.

       The market for aesthetic elective services is highly competitive. The Company believes that the heightened interest in aesthetic procedures among physicians and patients, the development of advanced medical technologies to perform aesthetic procedures and the industry practice of requiring immediate cash payment for such services will create increased competition in this segment. Competition in the provision of medical surgical services may also increase because these services are becoming more accepted by physicians, patients and third-party payors and the medical equipment used in providing such services is readily available from various sources.

       The Company believes that competition in the provision of services to create temporary office-based surgical settings is based on the price, quality, breadth and availability of services. The Company considers its comprehensive high quality services, trained on-site technical personnel, "per case" billing for certain services and strategic relationships with payors and medical device manufacturers to be important factors in enabling it to compete effectively. The Company believes that it is the only national provider of medical surgical services for use in performing office-based procedures that has developed contracts with managed care organizations.

INSURANCE

       The Company maintains professional, general and product liability insurance in amounts deemed appropriate by management. The Company carries an aggregate of $10 million of general and public liability insurance coverage, which covers premises, operations and product liability, and a $2 million professional liability insurance policy.

EMPLOYEES

       As of December 31, 1996, the Company had 118 employees, including 77 employees in field operations.

EXECUTIVE OFFICERS

       The following table sets forth certain information with respect to the directors, executive officers and key employees of the Company.

NAME                               AGE            POSITION
----                               ---            --------
Paul R. Herchman ..............    40    Chairman of the Board, Chief
                                         Executive Officer and President
David A. Kallenberger, M.D.....    47    Medical Director and Director
Michael G. Wallace ............    32    Senior Vice President, Chief Financial
                                         Officer and Treasurer
Kevin D. O'Brien ..............    40    Senior Vice President, Chief Operating
                                         Officer
Mark Novy .....................    31    Controller and Secretary
Clyde Hutchinson ..............    31    Division Vice President
Jay Farris ....................    37    Vice President, Business Development
Mark Rubino ...................    30    Division Vice President
Rona P. McGarvey ..............    48    Director of Patient Accounts

       PAUL R. HERCHMAN is a co-founder of the Company and has served as Chairman of the Board, Chief Executive Officer and President since its inception in 1989. In addition, Mr. Herchman is a member of the Compensation Committee. From 1986 to 1989, Mr. Herchman was a sales representative for Sun Medical, Inc., a distributor of medical equipment. Prior thereto, Mr. Herchman served in sales positions with Chesebrough-Ponds USA Co. in its Hospital Products Division, from 1984 to 1986, and with Johnson & Johnson in its Ortho Pharmaceutical Division, from 1982 to 1984. Mr. Herchman received a Bachelor of Science degree from Texas Tech University.

       DAVID A. KALLENBERGER, M.D. is a co-founder of the Company and has served as a director and as the Medical Director since its inception in 1989. Dr. Kallenberger is a practicing physician specializing in obstetrics and gynecology, and has been practicing at Integris Baptist Medical Center in Oklahoma City, Oklahoma since 1981. Dr. Kallenberger serves as a Clinical Professor in the Department of Obstetrics/Gynecology at the University of the Oklahoma Health Science Center and as a Program Director of the Henry G. Bennett Fertility Institute at Integris Baptist Medical Center. Dr. Kallenberger received his Medical Doctorate degree from The University of Oklahoma.

       MICHAEL G. WALLACE has served as the Treasurer of the Company since April 1993, as Senior Vice President since November 1995 and as the Chief Financial Officer since June 1996. From April 1993 to November 1995, Mr. Wallace also served as Vice President of Finance. From June 1991 to April 1993, Mr. Wallace served as Senior Accountant for Medical Care America, Inc., an owner-operator of outpatient surgery centers, and as a Regional Accountant for Medical Care America, Inc., from January 1990 to June 1991. From 1988 to 1990, Mr. Wallace served as an accountant for Woodland Investment Company. Mr. Wallace has also served as a director of Global Healthnet, Inc., a software service company in the health care industry, since March 1996. Mr. Wallace is a Certified Public Accountant and received a Bachelor of Business Administration degree from Southwest Texas State University.

     KEVIN D. O'BRIEN has served as Senior Vice President, Chief Operating Officer of the Company since September 1992. From the Company's inception in 1989 to December 1990, Mr. O'Brien served as a District Manager of the Company, and from January 1991 to September 1992 as a Regional Vice President of Sales and Operations. Mr. O'Brien co-founded Dental Plan of America, Inc., a prepaid dental health plan based in Oklahoma, and served as its marketing director from 1983 to 1984. From 1982 to 1983, Mr. O'Brien was a sales representative in the patient care division of Procter & Gamble Co. Mr. O'Brien received a Bachelor of Science degree from the University of Texas at Dallas.

KEY EMPLOYEES

       MARK NOVY has served as Controller and Secretary of the Company since May 1995. Prior to joining the Company, from July 1988 to April 1995, Mr. Novy served as a Senior Accountant, and most recently as the Financial Analyst and Market Chief Financial Officer of the Northeast Market for Columbia/HCA HealthCare Corporation, Ambulatory Surgery Division. Mr. Novy is a Certified Public Accountant and received a Bachelor of Business Administration degree from the University of Texas at Arlington.

       CLYDE HUTCHINSON has served as a Regional Vice President of Sales and Operations of the Company since January 1993 and as a Division Vice President since January 1997. Prior thereto, Mr. Hutchinson served as a District Manager of the Company from August 1990 to December 1992. Mr. Hutchinson received a Bachelor of Science degree from Mississippi State University.

       JAY FARRIS has served as Vice President, Business Development since July 1996. Prior thereto, Mr. Farris served as a Regional Vice President of Sales and Operations since January 1991. Prior thereto, Mr. Farris served as District Manager of the Company from March 1990 to January 1991. Mr. Farris received a Bachelor of Science degree from the University of Oklahoma.

       MARK RUBINO has served as a Regional Vice President of Sales and Operations of the Company since November 1995 and as a Division Vice President since January 1997. Prior thereto, Mr. Rubino served as District Manager of the Company from April 1991 to November 1995. Mr. Rubino received a Bachelor of Science degree from Elizabeth Town College.

       RONA P. MCGARVEY has served as Director of Patient Accounts of the Company since June 1996. Prior to joining the Company in June 1996, Ms. McGarvey served as Business System Analyst with Columbia/HCA HealthCare Corporation, Ambulatory Surgery Division, in Dallas, Texas from October 1994 to May 1996. Ms. McGarvey served as Information System Analyst for Medical Care International in Dallas, Texas from March 1990 to October 1994, as Regional Office Coordinator for Medivision, Inc., Houston, Texas from 1986 to 1990, and as Business Office Manager at National Medical Care in The Woodlands, Texas from 1984 to 1986. Ms. McGarvey received a Bachelor of Business in Education degree from Youngstown State University.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

       This report contains forward-looking statements that involve risks and uncertainties. Actual results could differ from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report.

       Uncertainty of Market Acceptance. There can be no assurance that any of the Company's existing or future services will gain or maintain market acceptance among physicians, patients and third-party payors. The Company believes that market acceptance of office-based procedures, including those performed using the Company's services, depends upon various factors including:
(i) the Company's ability to provide evidence to the medical community of the efficacy of the office-based procedures and the corresponding benefits to payors, physicians and patients, (ii) the willingness of physicians to perform and patients to undergo procedures in the physician's office which have traditionally been performed in a hospital or outpatient facility, (iii) the willingness of physicians to perform and patients to undergo procedures under local rather than under general anesthesia, (iv) the willingness of physician to utilize the Company's services rather than perform office-based procedures utilizing their employees and medical equipment, and (v) the continued availability of third-party reimbursement for certain procedures performed using the Company's services.

       Acquisition, Obsolescence and Regulation of Advanced Technology. The Company's future success will depend in large part on the Company's ability to provide advanced medical technology to physicians. The medical device industry is characterized by rapid and significant technological change. The acquisition of medical technology requires substantial expenditures, and there can be no assurance that the Company will be successful in identifying, acquiring and receiving timely delivery of technology for which sufficient demand will exist and that such technology will not become obsolete during its anticipated product life cycle. Currently, there are alternative technologies to those offered by the Company. Such technologies may gain broader market acceptance, which could have a material adverse effect on the Company's operating results or financial condition. There can be no assurance that the company's strategy to obtain medical technology through relationships with medical equipment manufacturers and distributors will be successful or , if successful, that such relationships can be maintained. In addition, the medical equipment utilized by the Company requires approval by the Food and Drug Administration (the "FDA"), and there can be no assurance that such medical equipment will receive or retain FDA approval for desired current and future applications. The loss of any FDA approval for such equipment could have a material adverse effect on the Company's operating results or financial condition, as the Company would be unable to utilize such equipment in the provision of its services. Furthermore, the medical equipment industry has been characterized by extensive litigation regarding patents and other intellectual property rights. There can be no assurance that manufacturers or distributors of medical equipment utilized by the Company will obtain or retain patents or other intellectual property rights related to the equipment used by the Company. See "- Regulation of and Change in the Health Care Industry" and "Business - Business Strategy - Establishing Strategic Alliances with Medical Equipment Manufacturers.

       Inability to Manage Growth. The Company has recently experienced, and may continue to experience, growth in its geographic area of operations, the breadth of services it provides and the number of its employees. During 1996, the Company has expanded into five new markets, introduced four new services and increased its employee base by approximately 40%. To accommodate this recent growth, compete effectively and manage any future growth, the Company will be required to continue to implement and improve operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, and manage its work force, the failure of any of which could have a material adverse effect on the Company's operating results or financial condition.

       Uncertainty of Acquisitions. The Company's strategy has included and will continue to include growth through acquisitions. There can be no assurance that the Company will be able to successfully identify, complete or integrate any acquisition. In addition, there can be no assurance that any future acquisition will not have a material adverse effect upon the Company's operating results or financial condition, particularly during the period in which the operations of the acquire business are being integrated into the Company. Furthermore, the Company's ability to make acquisitions may depend upon its ability to obtain financing, and there can be no assurance that financing will be available to the Company on acceptable terms, or at all.

       Competition. The market for aesthetic elective services is highly competitive due to: (i) low barriers to entry, (ii) low capital requirements, and (iii) high profitability. Currently, the Company believes its competition is primarily comprised of small, locally based equipment rental companies. Competition in the provision of medical surgical services may also increase because these services are becoming more accepted by physicians, patients and third-party payors and because the medical equipment used in providing such services is readily available from various sources. The Company competes with companies that offer medical equipment to physicians' offices on either a rental or a fee-for-services basis, and with hospitals and surgery centers that provide comparable surgical services. The Company also competes with other providers in the health care industry for access to technology, relationships with third-party payors and relationships with physicians. Any of these competitors may have greater financial and other resources than the Company. The health care industry is highly competitive and is subject to continuing changes in the manner in which health care services are provided and the manner in which providers are selected and paid. There can be no assurance that competition will not adversely effect the Company's operating results or its ability to maintain or increase net revenues.

       Reimbursement Risk. The Company generally receives payment directly from the patient for its aesthetic elective services at the time of the service. In those instances where the patient is unable to pay at the time of the service, the Company will invoice the patient. If the invoice is not paid, the account is subject to write-off as an uncollectible account. The Company relies almost exclusively on third party payors for payment for its medical surgical services. It the claim is invoiced to a noncontracted payor, (i.e., a noncontracted managed care plan or an indemnity plan), the claim is subject to denial by the payor. Denial of reimbursement may occur, among other reasons, because of the claim examiner's lack of understanding regarding the Company's services or the lack of a contractual arrangement with a managed care company. To the extent any third party payor ultimately fails to recognize or accept Company's services as being reimbursable, the Company may not be able to collect fees for its services. In addition, the health care industry is experiencing a trend toward cost containment, and third-party payors are seeking to reduce the cost and control the utilization of health care services and to negotiate reduced payment schedules with service providers. Reduced payment schedules could result in lower revenues for the Company. There can be no assurance that the Company will be able to negotiate satisfactory arrangements with managed care organizations or other third-party payors under such conditions, or at all. "Business - Business Strategy - Continuing the Development of Managed Care Contracts."

       Dependence of Key Personnel. The Company's future performance is substantially dependent upon the continued services of its senior management and other key personnel. Because the Company has a relatively small number of employees, its dependence on retaining its employees is particularly significant. The Company's success will depend, in part, on its ability to attract and retain qualified management and professional personnel. In addition, there can be no assurance that the Company's current employees will continue to work for the Company. The loss of the services of one or more of the Company's key employees could adversely affect the Company's operating results or financial condition. Further, the Company's growth in revenue has resulted, to a significant degree, from the hiring and training of new field personnel. The Company's continued growth will depend, in part, on its ability to attract and retrain high quality field and other personnel. The Company may need to grant additional stock options to key employees and to provide similar or other forms of incentive compensation to attract and retain key personnel.

       Fluctuations in Quarterly Results; Volatility of Stock Price. The Company's quarterly revenues and operating results have varied significantly in the past and may continue to do so in the future. As a result, the Company's stock price may by subject to significant volatility, particularly on a quarterly basis. Quarterly revenues and operating results will depend upon, among other factors: (i) seasonal demand for the Company's services, (ii) the timing of new service introductions by the Company, (iii) the timing of regulatory and third-party reimbursements approvals, (iv) the timing of acquisitions or entry into new markets, and (v) the timing of expenditures for medical equipment. An shortfall in revenues from anticipated levels, changes in general conditions in the economy or the health care industry, or other developments affecting the Company or its competitors, could cause the market of the Common Stock to fluctuate substantially.

       Regulation of and Change in Health Care Industry. The health care industry is subject to extensive federal and state regulation. The Company's services generally are not directly subject to health care rules or regulations, although such rules and regulations apply to the equipment provided to physicians by the Company and to the medical personnel utilizing the Company's services and products and therefore may indirectly affect the Company's business. In addition, promulgation of new laws and regulations, or changes in or reinterpretations of existing laws or regulations, may directly or indirectly affect the Company's business, operating results or financial condition. Further, the Company's services involve the handling of chemical and biological substances, thereby subjecting the Company to certain labor and environmental regulations. See - Hazardous Materials." There can be no assurance that a review of the Company's operations by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company.

       The manufacturers of medical equipment utilized by the Company are subject to extensive regulation by the FDA. Failure of such manufacturers to obtain FDA approval for new technologies which the Company wishes to offer may adversely affect the Company's plans for future expansion. In addition, failure of medical equipment manufacturers to comply with FDA regulations could result in the loss of approval by the FDA of medical equipment utilized by the Company, which could adversely affect the Company's operating results or financial condition.

       Subject to certain statutory exceptions, physicians who have a financial relationship with an entity providing health services are prohibited by federal law (the "Stark II Legislation") from referring or admitting patients to that entity for the furnishing of certain designated services reimbursable under Medicare or Medicaid, as well as certain other federally assisted state health care programs. Possible sanctions for violations for the Start II Legislation include civil monetary penalties, exclusion from the Medicare and Medicaid programs, and forfeiture of all amounts collected in violation of such prohibition. Federal law generally prohibits activities under Medicare and Medicaid programs (the "Fraud and Abuse Statutes"). Violations of anti-kickback legislation are felonies punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare or Medicaid programs. Several states in which the Company operates prohibit the corporate practice of medicine except by professional medical corporations or associations. Several states in which the Company operates also prohibit physicians from splitting fees with non-physicians. Although the Company has attempted to structure its business relations with physician groups to comply with the Stark II Legislation, the Fraud and Abuse Statutes, and the state corporate-practice-of-medicine and fee-spitting laws, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the Company's practices or that other laws or regulations will not be enacted in the future which could have a material adverse effect on the Company's operating results or financial condition.

       While the Company does not currently derive any of its net revenues from Medicare or Medicaid programs, and therefore it is not subject to such federal legislation, there can be no assurance that in the future that : (i) future legislation may not be expanded to include health care services other than those subject to Medicare or Medicaid reimbursement, (ii) the Company will not derive net revenues from Medicare or Medicaid reimbursements, or (iii) that managed care providers with which the Company has contracts will not contract with Medicare or Medicaid.

       Certain of the states in which the Company currently operates or may operate in the future have laws which prohibit physicians who have financial relationships with an entity that provides health care services from referring patients to that entity and that prohibit arrangements which provide remuneration to physicians in order to induce the referral of business. Possible sanctions for violation of these laws include civil monetary penalties, forfeiture of amounts collected in violation of such laws and the requirement that the Company discontinue the prohibited activity. Although the Company believes it has structured its existing business relations with physician groups to comply with these laws, there can be no assurance that such laws will be interpreted in a manner consistent with the Company's practices. Such laws in states where the Company may conduct operations in the future could prohibit the Company from structuring its business relations with physician groups in the same manner in which in conducts its current operations. Accordingly, such prohibitions could adversely affect the future growth of the Company.

       In addition, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future, which change could adversely affect the Company's operations, financial condition, business opportunities or future expansion. As consolidation among physician provider groups continues and provider networks continue to be created, purchasing decisions may shift to persons with whom the Company has not had prior contact. There can be no assurance that the Company will be able to maintain its physician, payor or manufacturer relationships under such circumstances. See " - Risk of Acquiring Advanced Technology,"- "Competition" and " Business - Government Regulation."

ITEM 2. PROPERTIES

       The Company leases 20 offices within its service area that range in size from approximately 100 to 1000 square feet under agreements with varying terms and renewal options, and annual rent ranging from $2,400 to $134,487. The Company currently leases approximately 10,000 square feet for its corporate executive offices located in Irving, Texas. The lease agreement for its corporate headquarters stipulates annual rental payments that increase from $124,525 to $134,487, during the term of the lease, and expires in 2002.

ITEM 3. LEGAL PROCEEDINGS

       To date, the Company has not been involved in any material claim or legal proceeding relating to the use of its surgical services or otherwise. In the future, the Company may become involved from time to time in various legal proceedings and claims incident to the normal conduct of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

       The Common Stock began trading on the Nasdaq National Market on October 11, 1996 under the symbol "MAII". The initial public offering price was $11.00 per share; and the closing price on October 11, 1996 was $11.75. The high and low closing sales prices (excluding retail markup, markdowns and commissions) for the period October 11, 1996 to December 31, 1996 are as follows:

                                               High              Low
                                               ----              ---
Fourth Quarter - October 11, 1996 to          $12.50           $10.75
                 December 31, 1996

       As of March 21, 1997, approximately 5,992,995 shares of Common Stock were outstanding and held by approximately 99 holders of record.

       The Company has not paid dividends on its Common Stock. The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of the Company's business. Consequently, the Company does not anticipate that cash dividends will be paid on the Company's common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

       The following table sets forth selected consolidated financial data for the Company for the periods and at the dates indicated. The Company's statement of operations data for each of the years in the five year period ended December 31, 1996 and its balance sheet data as of December 31, 1992, 1993, 1994,1995 and 1996 are derived from the Company's financial statements which have been audited by Coopers & Lybrand L.L.P., independent certified public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.

                                                                  YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------------
                                                     1992        1993        1994        1995       1996
                                                   --------    --------    --------    --------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net Revenues ...................................   $  3,148    $  3,720    $  5,262    $ 11,177   $ 17,350
Costs and Expenses:
    Salaries and benefits ......................      1,358       1,643       2,005       3,721      5,137
    Selling, general, and administrative .......      1,089       1,214       1,817       3,620      5,510
    Depreciation and amortization ..............        283         333         293         719      1,595
    Provision for uncollectible accounts .......        605         551         781       1,885      3,408
                                                   --------    --------    --------    --------   --------
         Total costs and expenses ..............      3,335       3,741       4,896       9,945     15,650
                                                   --------    --------    --------    --------   --------
         Operating income (loss) ...............       (187)        (21)        365       1,232      1,700
Other (income) expense:
    Interest income and other, net .............         (3)         (2)         (6)         12       (172)
    Interest expense ...........................        143         158         179         247        270
                                                   --------    --------    --------    --------   --------
         Income (loss) before income taxes .....       (327)       (177)        192         973      1,602
Income tax expense (benefit) ...................         26         (26)       --           395        683
                                                   --------    --------    --------    --------   --------
         Net income (loss) .....................   $   (353)   $   (150)   $    192    $    578   $    919
                                                   ========    ========    ========    ========   ========
Net income (loss) applicable to common stock ...   $   (353)   $   (225)   $    117    $    311   $    832
                                                   ========    ========    ========    ========   --------
Earnings (loss) per share ......................   $   (.14)   $   (.09)   $    .04    $    .10   $    .24
                                                   ========    ========    ========    ========   ========
Weighted average number of common shares and
    common share equivalents ...................      2,512       2,523       2,605       3,005      3,540
Dividends declared on convertible preferred
    stock ......................................   $      0    $     75    $     75    $     87   $     87

                                                               YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------
                                                 1992        1993        1994        1995        1996
                                               --------    --------    --------    --------    --------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ..................   $     34    $    101    $    109    $  1,409    $ 20,537
Working capital ............................        191         121         126       1,913      22,094
Total assets ...............................      1,382       1,544       2,698       6,443      30,708
Total debt and capital lease obligations ...        855       1,101       1,566       2,354         355
Convertible preferred stock ................          1           1           1           2        --
Retained earnings (deficit) ................     (1,146)     (1,297)     (1,105)       (526)        393
Total shareholders' equity (deficit) .......         70        (154)        123       2,431      26,085

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The Company commenced operations in Oklahoma in August 1989 by providing medical surgical services to gynecologists in their offices. The Company's initial focus was to develop contracts with managed care organizations and other third-party payors and to expand into new markets. By the end of 1991, the Company had operations in 14 states. The Company continued to expand its range of services, and introduced during 1993 its second business line by offering aesthetic elective services. Currently, the Company provides medical surgical and aesthetic elective services in 46 states and Canada to a network of approximately 2,600 physicians.

RESULTS OF OPERATIONS

       The following table sets forth certain statement of operations data expressed as a percentage of net revenues for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                                  ---------------------------------
                                                   1993      1994     1995     1996
                                                  -----     -----    -----    -----
Net revenues ..................................   100.0%    100.0%   100.0%   100.0%
Salaries and benefits expense .................    44.2      38.1     33.3     29.6
Selling, general and administrative expense ...    32.6      34.5     32.4     31.8
Depreciation and amortization .................     9.0       5.6      6.4      9.2
Provision for uncollectible accounts ..........    14.8      14.8     16.9     19.6
Operating income (loss) .......................    (0.6)      6.9     11.0      9.8
Interest expense ..............................     4.2       3.3      2.3      1.6
Income tax expense (benefit) ..................    (0.7)     --        3.5      3.9
Net income (loss) .............................    (4.0)      3.7      5.2      5.3

YEARS ENDED DECEMBER 31, 1996 AND 1995

       Net Revenues. Net revenues increased from $11.2 million for the year ended December 31, 1995, to $17.4 million for the year ended December 31, 1996, an increase of $6.2 million or 55%. This increase was primarily attributable to growth in procedure volume, which increased from 39,640 for the year ended December 31, 1995, to 68,585 for the year ended December 31, 1996, an increase of 28,945 or 73%. Medical surgical procedures increased from 19,509 for the year ended December 31, 1995, to 26,769 for the year ended December 31, 1996, an increase of 7,260 or 37%, which contributed to 25% of the total increase in procedure volume. Aesthetic elective procedures increased from 20,131 for the year ended December 31, 1995, to 41,816 for the year ended December 31, 1996, an increase of 21,685 or 108%, which contributed to 75% of the total increase in procedure volume.

       The average net revenue per case decreased from $282 for the year ended December 31, 1995, to $253 per case for the year ended December 31, 1996, a decrease of $29 or 10%. This decrease was attributable to a change in case mix to include a larger percentage of aesthetic elective procedures. The average net revenue per case for aesthetic elective procedures was $192 during 1996, compared to average net revenue per case for medical surgical procedures of $335 during 1996.

       Salaries and Benefits Expense. Salaries and benefits expense increased from $3.7 million for the year ended December 31, 1995, to $5.1 million for the year ended December 31, 1996, an increase of $1.4 million or 38%. This increase was caused by growth in the Company's procedure volume, the introduction of two new procedures, and an increase in the total number of employees from 81 as of December 31, 1995, to 118 at December 31, 1996, an increase of 46%. Salaries and benefits expense as a percentage of net revenues decreased from 33.3% to 29.6% due to increases in net revenues exceeding the increases in salaries and benefits expense.

       Selling, General, and Administrative Expense. Selling, general and administrative expense increased from $3.6 million for the year ended December 31, 1995, to $5.5 million for the year ended December 31, 1996, an increase of $1.9 million or 53%. A portion of the increase was due to an increase in operating lease expense from $599,000 for the year ended December 31, 1995 to $1,093,000 for the year ended December 31, 1996, an increase of $494,000 or 82%, which was attributable to a laser manufacturer revenue sharing arrangement. There were 13 such shared lasers during the majority of the 1996 calendar year compared to 9 such shared lasers at the end of December 31, 1995.

        Vehicle expense increased from $641,000 for the year ended December 31, 1995 to $1,127,000 for the year ended December 31, 1996, an increase of $486,000 or 76%. This increase was primarily due to a slight increase in field personnel and an upgrade in the vans that are used to deliver the equipment to the physician's offices.

        Repair and maintenance expense increased from $161,000 for the year ended December 31, 1995 to $610,000 for the year ended December 31, 1996, an increase of $449,000 or 279%. This increase was due primarily to annual service contracts on pulsed dye lasers. Selling, general and administrative expense as a percentage of net revenues decreased slightly from 32.4% for the year ended December 31, 1995, to 31.8% for the year ended December 31, 1996, due to increases in net revenues exceeding the increases in selling, general, and administrative expense.

       Depreciation and Amortization. Depreciation and amortization increased from $719,000 for the year ended December 31, 1995, to $1,595,000 for the year ended December 31, 1996, an increase of $876,000 or 122%, resulting primarily from the addition of approximately $3.2 million in new medical equipment during the year ended December 31, 1996.

       Provision for Uncollectible Accounts. Provision for uncollectible accounts increased from $1.9 million for the year ended December 31, 1995, to $3.4 million for the year ended December 31, 1996, an increase of $1.5 million or 79%. As a percentage of net revenue, provision for uncollectible accounts increased from 16.9% for the year ended December 31,1995 to 19.6% for the year ended December 31, 1996. This increase was primarily attributable to the Company expanding its offered services during 1996 to include more procedures with non-contracted third party payors in an effort to establish relationships with such payors.

       Operating Income. Operating income increased from $1.2 million for the year ended December 31, 1995, to $1.7 million for the year ended December 31, 1996, an increase of $500,000 or 42%. As a percentage of net revenues, operating income decreased from 11.0% for the year ended December 31, 1995, to 9.8% for the year ended December 31, 1996. This slight decrease was primarily the result of the increase in the provision for uncollectible accounts as a percentage of net revenues.

       Interest Income & Other, Net. Interest income and other, net increased from a $12,000 loss for the year ended December 31, 1995, to a $172,000 gain for the year ended December 31, 1996, an increase of $184,000. This increase was due mainly to interest being earned on the IPO proceeds during the fourth quarter of 1996.

       Income Tax Provision. Income tax provision increased from $395,000 for the year ended December 31, 1995 to $683,000 for the year ended December 31, 1996, an increase of $288,000 or 73%. The Company's effective tax rate increased from 40.6% for the year ended December 31, 1995, to 42.6% for the year ended December 31, 1996 (See Note 9 to the Notes to Consolidated Financial Statements).

       Net Income. As a result of the items discussed above, the Company's net income increased from $578,000 for the year ended December 31, 1995, to $919,000 for the year ended December 31, 1996, an increase of $341,000 or 59%. As a percentage of net revenues, net income increased slightly from 5.2% for the year ended December 31, 1995, to 5.3% for the year ended December 31, 1996.

YEARS ENDED DECEMBER 31, 1995 AND 1994

       Net Revenues. Net revenues increased from $5.3 million for the year ended December 31, 1994, to $11.2 million for the year ended December 31, 1995, an increase of $5.9 million or 111%. This increase was attributable to growth in procedure volume, which increased from 15,153 for the year ended
December 31, 1994, to 39,640 for the year ended December 31, 1995, an increase of 24,487 or 162%. Medical surgical procedures increased from 9,656 for the year ended December 31, 1994, to 19,509 for the year ended December 31, 1995, an increase of 9,853 or 102%, which contributed to 40% of the total increase in procedure volume. Aesthetic elective procedures increased from 5,497 for the year ended December 31, 1994, to 20,131 for the year ended December 31, 1995, an increase of 14,634 or 266%, which contributed to 60% of the total increase in procedure volume.

       The average net revenue per case decreased from $347 for the year ended December 31, 1994, to $282 per case for the year ended December 31, 1995, a decrease of $65 or 19%. This decrease was attributable to a change in case mix to include a larger percentage of aesthetic elective procedures. The average net revenue per case for aesthetic elective procedures was $181 during 1995, compared to average net revenue per case for medical surgical procedures of $366 during 1995.

       Salaries and Benefits Expense. Salaries and benefits expense increased from $2.0 million for the year ended December 31, 1994, to $3.7 million for the year ended December 31, 1995, an increase of $1.7 million or 85%. This increase was primarily attributable to the hiring of additional employees to support the growth in the Company's procedure volume, the introduction of two new procedures, and an increase in the total number of employees from 50 as of December 31, 1994, to 81 at December 31, 1995, an increase of 62%. Salaries and benefits expense as a percentage of net revenues decreased from 38.1% to 33.3% due to increases in net revenues exceeding the increases in salaries and benefits expense.

       Selling, General, and Administrative Expense. Selling, general and administrative expense increased from $1.8 million for the year ended December 31, 1994, to $3.6 million for the year ended December 31, 1995, an increase to $1.8 million or 100%. A portion of the increase was due to an increase in operating lease expense from $159,000 for the year ended December 31, 1994, to $599,000 for the year ended December 31, 1995, an increase of $440,000 or 277%, which was attributable to a laser manufacturer revenue sharing arrangement. There were nine lasers subject to such agreement as of December 31, 1995. In 1994, the Company did not have any lasers subject to such agreement.

        Vehicle expense increased from $306,000 for the year ended December 31, 1994 to $641,000 for the year ended December 31, 1995, an increase of $335,000 or 109%. This increase resulted from the increase in field personnel from 34 as of December 31, 1994, to 66 as of December 31, 1995, each of whom is supplied a van for the delivery of equipment to physicians' offices.

        Communications expense increased from $246,000 for the year ended December 31, 1994 to $426,000 for the year ended December 31, 1995, an increase of $180,000 or 73%. This increase was due to the hiring of additional field personnel. Selling, general and administrative expense as a percentage of net revenues decreased slightly from 34.5% for the year ended December 31, 1994, to 32.4% for the year ended December 31, 1995, due to increases in net revenues exceeding the increase in selling, general, and administrative expense.

       Depreciation and Amortization. Depreciation and amortization increased from $293,000 for the year ended December 31, 1994, to $719,000 for the year ended December 31, 1995, an increase of $426,000 or 145%, resulting primarily from the addition of approximately $2.0 million in new medical equipment which is depreciated over three years, utilizing the straight-line method, during the year ended December 31, 1995.

       Provision for Uncollectible Accounts. Provision for uncollectible accounts increased from $781,000 for the year ended December 31, 1994, to $1.9 million for the year ended December 31, 1995, an increase of $1.1 million or 141%. This increase was primarily due to the increase in revenues. Additionally, a new medical surgical procedure was introduced in 1995 that did not receive immediate payor acceptance. As a percentage of net revenue, provision for uncollectible accounts increased from 14.8% for the year ended December 31, 1994, to 16.9% for the year ended December 31, 1995.

       Operating Income. Operating income increased from $365,000 for the year ended December 31, 1994, to $1.2 million for the year ended December 31, 1995, an increase of $867,000 or 237%. As a percentage of net revenues, operating income increased from 6.9% for the year ended December 31, 1994, to 11.0% for the year ended December 31, 1995. This increase was primarily the result of the Company's ability to increase net revenue per employee during 1995.

       Interest Expense. Interest expense increased from $179,000 for the year ended December 31, 1994, to $247,000 for the year ended December 31, 1995, an increase of $68,000 or 38%. This increase was due to an increase in the average debt outstanding from $1.3 million for the year ended December 31, 1994, to $2.0 million for the year ended December 31, 1995.

       Income Tax Provision. Income tax provision was $395,000 for the year ended December 31, 1995. The Company did not record an income tax provision for the year ended December 31, 1994. The Company's effective tax rate increased to 40.6% for the year ended December 31, 1995, due to the utilization of the net operating loss carryforward during 1994.

       Net Income. As a result of the items discussed above, the Company's net income increased from $192,000 for the year ended December 31, 1994, to $578,000 for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

       From its inception through 1993, the Company's operating expenses significantly exceeded its net revenues, resulting in an accumulated retained deficit of approximately $1.3 million as of December 31, 1993. Since 1993, the Company has recorded positive earnings, which has resulted in a positive retained earnings of $392,617 as of December 31, 1996. Until October 1996, the Company has funded its operations primarily through the private placement of equity securities, bank borrowings and cash provided by operations. Prior to the IPO, which was completed on October 11, 1996, the majority of the equity capital of the Company had been raised from private placements of $2.2 million of equity securities, including $750,000 raised in July 1992, and approximately $1.5 million raised in November 1995. The Company obtained a $2.0 million credit facility from Nations Bank of Texas, N.A. ("NationsBank") in June 1995. Such facility was composed of several tranches which bear interest rates ranging from prime plus 0.5% to prime plus 1.5%. The net proceeds from such facility were used to retire outstanding debt and to purchase medical equipment. The Company's facility with NationsBank was increased to $4.3 million in March 1996. The NationsBank debt was paid off in full during October 1996 with a portion of the net proceeds from the IPO.

       The Company generated cash from its operations of $274,000, $917,000, and $2,286,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The Company's account receivable balance increased $634,000, $1,182,000 and $1,846,000 for the years ended December 31, 1994, 1995 and 1996, respectively. These increases were due primarily to increases in net revenues during such periods. The increase in accounts receivable has reduced operating cash flow available to the Company during the reported periods. For its investing activities, the Company consumed $126,000, $1.9 million, and $3.8 million for the years ended December 31, 1994, 1995 and 1996, respectively, primarily for the acquisition of medical equipment. Capital expenditures were $130,000, $1.9 million, and $3.2 million, for the years ended December 31, 1994, 1995 and 1996, respectively. Net cash provided by (used in) financing activities were ($136,000), $2.3 million, and $20.6 million for the years ended December 31, 1994, 1995 and 1996, respectively. The cash provided from financing activities in 1995 was primarily provided by the proceeds from bank borrowings and the sale of 362,500 shares of Series B Convertible Preferred Stock pursuant to the Series B Stock Purchase Agreement, dated November 17, 1995, between the Company and various investors (the "Series B Agreement"). The cash provided from financing activities in 1996 is primarily provided by the net proceeds from the IPO of 2.3 million shares of Common Stock in October of 1996.

       The Company estimates that its total capital expenditures will be approximately $4.3 million in 1997. The Company believes that the net proceeds from the IPO and cash provided by operating activities will be sufficient to fund its operations through 1998. However, there can be no assurance that the Company will not require additional financing in the near future, and that if needed, it will be available on terms satisfactory to the Company, or at all.

YEAR 2000 COMPLIANCE

       The Company has and will continue to make certain investments in is software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                   Page Number
                                                                   -----------
Report of Independent Accountants.................................     18

Consolidated Balance Sheets as of December 31, 1995 and 1996......     19

Consolidated Statements of Operations for the years ended
  December 31, 1994, 1995 and 1996................................     20

Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1994, 1995 and 1996............     21

Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1995 and 1996................................     22

Consolidated Notes to Financial Statements........................     23

Schedule II - Valuation and Qualifying Accounts Years ended
  December 31, 1994, 1995 and 1996................................     36

       All other schedules are not submitted because they are not applicable or not required or because the information is included in the consolidated financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Medical Alliance, Inc. and Subsidiaries:

        We have audited the consolidated financial statements and the financial statement schedule of Medical Alliance, Inc. and Subsidiaries (the "Company") listed in the index on page 17 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Alliance, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                        COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 11, 1997

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                          CONSOLIDATED  BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996

                                     ASSETS

                                                                             DECEMBER 31,
                                                                     ----------------------------
                                                                         1995            1996
                                                                     ------------    ------------
Current assets:
    Cash and cash equivalents ....................................   $  1,385,654    $ 20,505,787
    Restricted cash ..............................................         22,854          31,000
    Accounts receivable, less allowance for doubtful accounts
    of $1,113,314 and $1,859,621, respectively ...................      2,568,686       4,414,860
    Prepaid expenses and other current assets ....................        230,322         461,743
    Deferred income taxes ........................................           --           590,195
                                                                     ------------    ------------
          Total current assets ...................................      4,207,516      26,003,585
Property and equipment, net ......................................      2,192,791       4,550,183
Other assets:
    Intangible assets, net of amortization of approximately
    $3,000 and $59,080, respectively .............................         43,056         154,151
                                                                     ------------    ------------
    Total assets .................................................   $  6,443,363    $ 30,707,919
                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .............................................   $    316,367    $  2,447,108
    Accrued expenses .............................................        801,555         983,905
    Current maturities of:
          Long-term debt .........................................        366,667            --
          Capital lease obligations ..............................        284,633         296,717
    Deferred income taxes ........................................        365,616            --
    Deferred revenue .............................................        159,337         181,662
                                                                     ------------    ------------
          Total current liabilities ..............................      2,294,175       3,909,392

Long-term debt, net of current maturities ........................      1,443,819            --
Capital lease obligations, net of current maturities .............        258,296          58,777
Deferred income taxes ............................................         16,547         654,837
                                                                     ------------    ------------
          Total liabilities ......................................      4,012,837       4,623,006
                                                                     ------------    ------------

Stockholders' Equity:
Series A convertible preferred stock, $0.002 par value,
    2,000,000 shares authorized; 435,000 and -0- shares
    issued and outstanding, respectively; aggregate
    liquidation preferences of $893,500 and $0, respectively .....            870            --
Series B convertible preferred stock, $0.002 par value,
    362,500 shares authorized; 362,500 and -0- shares issued and outstanding, respectively; aggregate liquidation preferences
    of $1,450,000 and $0, respectively ...........................            725            --
Common stock, $0.002 par value, 10,000,000 and 30,000,000
    shares authorized and 2,339,421 and 5,965,744 shares
    issued and outstanding, respectively .........................          4,678          11,948
Capital in excess of par value ...................................      2,959,586      25,746,292
Retained earnings (accumulated deficit) ..........................       (526,383)        392,617
Treasury stock at cost, 17,230 and 25,703 shares,
    respectively .................................................         (8,950)        (65,944)
                                                                     ------------    ------------
    Total stockholders' equity ...................................      2,430,526      26,084,913
                                                                     ------------    ------------
    Total liabilities and stockholders' equity ...................   $  6,443,363    $ 30,707,919
                                                                     ============    ============


                The accompanying notes are an integral part of
                    the consolidated financial statements.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                          YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------
                                                     1994            1995            1996
                                                 ------------    ------------    ------------
Net revenue ..................................   $  5,261,763    $ 11,177,138    $ 17,350,384
                                                 ------------    ------------    ------------
Costs and expenses:
      Salaries and benefits ..................      2,005,262       3,721,169       5,136,732
      Selling, general and administrative ....      1,816,859       3,620,394       5,510,614
      Depreciation and amortization ..........        293,093         718,767       1,595,101
      Provision for uncollectible accounts ...        781,176       1,884,709       3,408,360
                                                 ------------    ------------    ------------
      Total costs and expenses ...............      4,896,390       9,945,039      15,650,807
                                                 ------------    ------------    ------------
            Operating income .................        365,373       1,232,099       1,699,577
                                                 ------------    ------------    ------------

Other (income) expense:
      Interest income and other, net .........         (5,528)         11,953        (172,195)
      Interest expense .......................        178,722         246,655         269,532
                                                 ------------    ------------    ------------
            Total other expense ..............        173,194         258,608          97,337
                                                 ------------    ------------    ------------
Income  before income taxes ..................        192,179         973,491       1,602,240
Provision for income taxes ...................           --           395,342         683,240
                                                 ------------    ------------    ------------
Net income ...................................        192,179         578,149         919,000
                                                 ------------    ------------    ------------
Less preferred stock dividend ................        (75,000)        (87,000)        (87,000)
Less charge for cancellation of put
      feature described in Note 7 ............           --          (180,000)           --
                                                 ------------    ------------    ------------
Net income applicable to
      common stock ...........................   $    117,179    $    311,149    $    832,000
                                                 ============    ============    ============
Net income per share .........................   $        .04    $        .10    $        .24
                                                 ============    ============    ============
Weighted average number of
      common shares and common share
      equivalents (in thousands) .............          2,611           3,011           3,540





                 The accompanying notes are an integral part of
                    the consolidated financial statements.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEAR ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                         Series A Preferred   Series B Preferred
                                                               Stock                Stock                Common Stock
                                                         ------------------   -------------------   --------------------
                                                          Shares    Amount     Shares     Amount     Shares       Amount
                                                         --------   ------    --------    ------    ---------    -------
Balance at January 1, 1994 ...........................    375,000   $  750                          1,800,364    $ 3,601
   Issuance of common stock (Satana warrants
   exercised) ........................................                                                 93,660        187
   Issuance of preferred stock for cash (Mapleleaf
   Capital warrants exercised) .......................     60,000      120
   Series A Preferred stock dividend .................
   Net income ........................................
                                                         --------   ------    --------    ------    ---------    -------
Balance at December 31, 1994 .........................    435,000      870                          1,894,024      3,788
   Issuance of Preferred stock .......................                         362,500    $  725
   Exercise of warrant in exchange for debt
      payable to Satana Corporation ..................                                                374,640        749
   Charge for cancellation of put feature
      described in Note 7 ............................
   Options exercised .................................                                                 60,723        121
   Issuance of common stock related to acquisition ...                                                 10,034         20
   Series A preferred stock dividend .................
   Net income ........................................
                                                         --------   ------    --------    ------    ---------    -------
Balance at December 31, 1995 .........................    435,000      870     362,500       725    2,339,421      4,678
   Issuance of common stock ..........................                                                  4,293          9
   Options exercised .................................                                                 85,605        171
   Series A preferred stock dividend .................
   Treasury stock purchase ...........................                                                 (8,473)
   Series A & Series B preferred stock converted
      into common stock ..............................   (435,000)    (870)   (362,500)     (725)   1,244,898      2,490
   Initial Public Offering of common stock, net ......                                              2,300,000      4,600
   Net income ........................................
                                                         --------   ------    --------    ------    ---------    -------
   Balance at December 31, 1996 ......................          0   $    0           0    $    0    5,965,744    $11,948
                                                         ========   ======    ========    ======    =========    =======
                                                                                                      Total
                                                         Capital In     Retained                  Stockholders'
                                                          Excess of     Earnings      Treasury       Equity
                                                          Par Value     (Deficit)      Stock        (Deficit)
                                                         -----------    ----------    --------    ------------
Balance at January 1, 1994 ...........................   $ 1,147,564   $(1,296,711)   $ (8,950)   $   (153,746)
   Issuance of common stock (Satana warrants
   exercised) ........................................        59,813                                    60,000
   Issuance of preferred stock for cash (Mapleleaf
   Capital warrants exercised) .......................        99,880                                   100,000
   Series A Preferred stock dividend .................       (75,000)                                  (75,000)
   Net income ........................................                     192,179                     192,179
                                                         -----------   -----------   --------    ------------
Balance at December 31, 1994 .........................     1,232,257    (1,104,532)     (8,950)        123,433
   Issuance of Preferred stock .......................     1,439,207                                 1,439,932
   Exercise of warrant in exchange for debt
      payable to Satana Corporation ..................       479,251                                   480,000
   Charge for cancellation of put feature
      described in Note 7 ............................      (180,000)                                 (180,000)
   Options exercised .................................        50,179                                    50,300
   Issuance of common stock related to acquisition ...        25,692                                    25,712
   Series A preferred stock dividend .................       (87,000)                                  (87,000)
   Net income ........................................                     578,149                     578,149
                                                         -----------   -----------    --------    ------------
Balance at December 31, 1995 .........................     2,959,586   $  (526,383)   $ (8,950)   $  2,430,526
   Issuance of common stock ..........................        10,991                                    11,000
   Options exercised .................................        90,370                                    90,541
   Series A preferred stock dividend .................       (87,000)                                  (87,000)
   Treasury stock purchase ...........................                                 (56,994)        (56,994)
   Series A & Series B preferred stock converted into
     common stock.....................................          (895)                                        0
   Initial Public Offering of common stock, net ......    22,773,240                                22,777,840
   Net income ........................................                     919,000                     919,000
                                                         -----------   -----------    --------    ------------
   Balance at December 31, 1996 ......................   $25,746,292   $   392,617    $(65,944)   $ 26,084,913
                                                         ===========   ===========    ========    ============






                 The accompanying notes are an integral part of
                    the consolidated financial statements.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                           YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                     1994            1995            1996
                                                                 ------------    ------------    ------------
Cash flows from operating activities:
     Net income ..............................................   $    192,179    $    578,149    $    919,000
     Adjustments to reconcile net income
       to net cash used in operating activities:
     Loss on joint venture ...................................           --              --            38,776
     Provision for uncollectible accounts ....................        781,176       1,884,709       3,408,360
     Depreciation and amortization ...........................        293,093         718,767       1,595,101
     Deferred income taxes ...................................           --           382,163        (317,521)
     Changes in assets and liabilities net of effects from
       acquisitions:
     Accounts receivable .....................................     (1,414,948)     (3,066,681)     (5,254,534)
     Prepaid expenses and other current assets ...............         10,515        (105,657)       (231,421)
     Accounts payable and accrued expenses ...................        269,872         577,794       2,274,315
     Deferred revenue ........................................        142,512          (6,570)         22,325
     Other ...................................................           --           (45,589)          6,102
                                                                 ------------    ------------    ------------
       Net cash provided by operating activities .............        274,399         917,085       2,460,503
                                                                 ------------    ------------    ------------
Cash flows from investing activities:
     Capital expenditures ....................................       (130,231)     (1,850,112)     (3,236,750)
     Payment for acquisitions ................................           --           (35,000)       (518,840)
     Change in restricted cash ...............................          4,595          (7,819)         (8,146)
                                                                 ------------    ------------    ------------
       Net cash used in investing activities .................       (125,636)     (1,892,931)     (3,763,736)
                                                                 ------------    ------------    ------------
Cash flows from financing activities:
     Payment of dividends on preferred stock .................       (115,000)       (122,000)        (87,000)
     Repayment of capital lease obligations ..................        (80,025)       (244,543)       (317,989)
     Repayment of long-term debt .............................       (148,833)     (1,161,190)     (3,901,521)
     Proceeds from issuance of preferred stock ...............        100,000       1,439,932            --
     Proceeds from issuance of common stock ..................         50,000          50,300      22,822,387
     Proceeds from issuance of long-term debt ................         57,500       2,293,819       2,091,035
     Other ...................................................           --            11,526        (183,546)
                                                                 ------------    ------------    ------------
       Net cash provided by (used in) financing activities ...       (136,358)      2,267,844      20,423,366
                                                                 ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents .........         12,405       1,291,998      19,120,133
Cash and cash equivalents at beginning of year ...............         81,251          93,656       1,385,654
                                                                 ------------    ------------    ------------
Cash and cash equivalents at end of year .....................   $     93,656    $  1,385,654    $ 20,505,787
                                                                 ============    ============    ============
Supplemental disclosures of cash flow information:
     Interest paid ...........................................   $    172,222    $    247,990    $    276,090
     Income taxes paid .......................................           --             5,000         216,571
Supplemental schedule of noncash investing and financing
     activities:
     Preferred stock dividend declared .......................         35,000            --              --
     Capital lease obligations incurred ......................        613,925         186,366         130,554
Exercise of warrant in exchange for outstanding debt and
     cancellation of put feature described in Note 7:
     Common stock and capital in excess of par value .........           --           480,000            --
     Debt ....................................................           --           300,000            --
The Company has acquired businesses, as follows:
     Fair value of assets acquired ...........................           --           242,765         351,198
     Goodwill recorded .......................................           --            45,589         167,642
     Less:
       Fair value of common stock ............................           --           (25,712)           --
       Cash paid .............................................           --           (35,000)       (518,840)
                                                                 ------------    ------------    ------------
     Liabilities assumed .....................................           --      $    227,642            --
                                                                 ============    ============    ============


                 The accompanying notes are an integral part of
                    the consolidated financial statements.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION:

     Medical Alliance, Inc. ("Medical Alliance") provides mobile surgical services which allow certain minimally invasive operative and diagnostic procedures to be performed in the physician's office. Medical Alliance was incorporated in Texas in 1989 and is headquartered in Irving, Texas. Medical Alliance provides its services throughout the United States and Canada. Medical Alliance entered into two new lines of business in 1993 through wholly-owned subsidiaries. MAI Safety Compliance Services, Inc. provides assistance to physician offices and other alternate site health-care facilities to comply with O.S.H.A. standards. Physicians Marketing Services, Inc. provides group advertising services to physicians who utilize Medical Alliance's mobile medical services.

     The accompanying consolidated financial statements include the accounts of Medical Alliance and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, particularly accounts receivable, and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may, in some instances, differ from previously estimated amounts.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Cash and Cash Equivalents -- The Company considers all investments with initial maturities of 90 days or less at the time of purchase to be cash equivalents. The Company maintains a significant portion of its cash balances with one financial institution. These deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a limit of $100,000 per account. At December 31, 1995 and December 31, 1996, the Company had approximately $1,115,000 and $20,000,000 invested in high quality, short-term U.S. dollar-denominated money market instruments which includes commercial paper, bank certificate of deposits, and banker's acceptances. As a result of the foregoing, the Company believes that credit and market risk in such instruments is minimal.

     Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over existing useful lives ranging from three to five years. Repairs and maintenance are charged directly to expense as incurred. Maintenance contracts are amortized over their respective contracted period.

     Intangibles - Debt issuance costs were amortized on a straight-line basis over the periods of the respective debt and organization costs were amortized on a straight-line basis over a five-year period. Goodwill is the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over three years. The carrying value of goodwill is continually reviewed for recoverability. If the review indicates that goodwill will not be recoverable, as determined based on undiscounted cash flows, the carrying value of the goodwill is reduced by the estimated short-fall of discounted cash flows.

     Income Taxes - The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Revenue Recognition - The Company recognizes revenue in most instances upon completion of the surgical procedures performed with the Company's equipment. Revenue for procedures that require two or more treatments and is collected as a global fee, is recognized in equal amounts over the course of the treatments. Revenue is presented net of negotiated contractual discounts and field discounts.

     Deferred Revenue - The Company organizes certain training seminars for physician utilizers. Revenues are recognized when the seminars are held. Additionally, certain procedures require multiple treatments and revenues received in advance are deferred until subsequent procedures are performed.

     Long Lived Assets - Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There was no material effect from the adoption of this Statement.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

     Stock-Based Compensation - The Company has elected to account for employee stock-based compensation as prescribed in Accounting Principles Board (APB) No. 25 as opposed to the fair value method prescribed by (SFAS) No. 123 "Accounting for Stock-Based Compensation." However, pro forma disclosure as prescribed by SFAS No. 123 for all such equity awards is included in these annual financial statements.

     Earnings Per Share - Net income (loss) per common share is based on reported net income (loss) less the Series A Preferred Stock dividend and the charge for cancellation of the put feature (See Note 7). The resulting amount is presented as income (loss) applicable to common stock. Such income (loss) applicable to common stock in each period presented is divided by the weighted average number of outstanding common and common equivalent shares using the treasury stock method adjusted for the stock split described in Note 7. Earnings per share for all common stock and common stock warrants, options and other potentially dilutive instruments issued one year before the initial public offering have been computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") Topic 4-D. The SAB requires that such shares issued at a price less than the per share Initial Public Offering price be included in the calculation of common stock and common stock equivalents as if such shares were outstanding for all periods presented, even when anti-dilutive. With respect to these shares, the Company has also used the treasury stock method based on the Initial Public Offering price as the purchase price.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                                 DECEMBER 31,
                                                          --------------------------
                                                             1995           1996
                                                          -----------    -----------
     Medical equipment ................................   $ 2,764,090    $ 5,679,297
     Furniture and fixtures ...........................       223,356      1,002,466
     Transportation ...................................         7,000         64,760
     Leasehold improvements ...........................        11,877         18,352
     Equipment under capital leases ...................       886,398        976,033
                                                          -----------    -----------
                                                            3,892,721      7,740,908
     Less accumulated depreciation and amortization ...    (1,699,930)    (3,190,725)
                                                          -----------    -----------
     Net property and equipment .......................   $ 2,192,791    $ 4,550,183
                                                          ===========    ===========

     Accumulated amortization related to equipment under capital leases was approximately $363,000 and $646,000 at December 31, 1995 and December 31, 1996, respectively.

4.  LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                                DECEMBER 31,
                                                                         ------------------------
                                                                             1995          1996
                                                                         ----------    ----------
     Revolving bank credit agreement at prime plus 1/2%;
        interest payments due monthly; principal due 1997 ............   $  250,000          --
     Bank term loan at prime plus 1 1/2% with varying monthly
        principal and interest payments; final payment due
        2000 .........................................................      643,819          --
     Bank term loan at prime plus 1 1/2%; monthly principal
        and interest payments; final payment due 1998 ................      916,667          --
                                                                         ----------    ----------
                                                                          1,810,486          --

     Less current maturities .........................................     (366,667)         --
                                                                         ----------    ----------
                                                                         $1,443,819          --
                                                                         ==========    ==========

Prime rate was 8 1/2% at December 31, 1995.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

     The bank term loans and revolving credit agreement originated in 1995, with varying principal and interest payments through 2000. Effective March 20, 1996, the Company and the bank modified the term loans and revolving credit agreement which increased the term loan agreement from $1,750,000 to $3,750,000 and increased the revolving credit agreement from $250,000 to $500,000. The loans and revolving credit were collateralized by Company assets and a personal guarantee of a major shareholder.

     Under the terms of the bank debt, the Company was subject to certain covenants, including restrictions on dividend payments, the redemption or repurchase of stock and stock equivalents and limitations on indebtedness. In addition, the loan agreement contains restrictive covenants which, among other things, required the Company to obtain directors' and officers' liability insurance.

     As noted above the Company and the bank modified the term loan and revolving credit agreement. The amended and restated term and revolving credit agreement requires annual audited financial statements by May 31 for the fiscal year. The Company had not complied with this covenant and obtained a waiver from the bank which was effective until January 1, 1997.

     In connection with the closing of its Initial Public Offering on October 17, 1996, the Company used $3.5 million of the net proceeds from the Initial Public Offering to pay off the total amount of debt for the bank loans discussed above.

5. SERIES A PREFERRED STOCK AND PREFERRED STOCK WARRANTS:

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

     The shares of Series A Preferred Stock were issued with warrants attached to purchase up to 60,000 shares of Series A Preferred Stock. The warrants were exercisable at $2.00 per share and expired in 1995. The warrants were exercised on July 1, 1994 at $1.67 per share which approximated the fair value for other trades in the Company's common stock. The Series A Preferred Stock was convertible into common stock at a ratio of 1 to 1 initially. However, upon issuance of common stock or common stock equivalents, the conversion ratio was subject to an anti-dilution adjustment pursuant to the Series A Agreement for all convertible preferred stock. Effective with the stock dividend discussed in
Note 7, the conversion ratio for the Series A Preferred Stock was 1.561 to 1 as approved by the Board of Directors. The Series A Preferred Stock was convertible at the election of the holder at any time, or automatically with the closing of an underwritten qualified public offering (as defined in the Series A Agreement). If the Company had not completed a qualified public offering on or prior to December 31, 1997, the Company had the right, but not the obligation to repurchase all remaining shares of Series A Preferred Stock.

     The Series A Preferred Stock required a $.20 per share annual dividend commencing on June 30, 1993 which was cumulative if unpaid. Dividends paid for the years ended December 31,1994, 1995, and 1996 were $115,000, $122,000, and
$87,000, respectively. During 1995, the Company was not in compliance with certain covenants of the Series A Agreement, including the timely issuance of its year-end audited consolidated financial statements, the timely issuance of a budgeted operating forecast and a loan to an employee which exceeded the designated limit. The Company obtained appropriate waivers from the Series A Preferred Stock shareholder effective until January 1, 1997.

     In connection with the Initial Public Offering on October 11, 1996, the Series A Preferred Stock was converted into common stock on a 1.561 to one basis, which was effected through a stock dividend declared on September 9, 1996.


6. SERIES B PREFERRED STOCK:

     On November 17, 1995 the Company entered into a Preferred Stock Purchase Agreement (the "Series B Agreement") with various investors. The Company issued an aggregate of 362,500 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") in exchange for cash of $4.00 per share.

     The Series B Preferred Stock was convertible into common stock at a ratio of 1 to 1 initially. However, upon issuance of common stock or common stock equivalents, the conversion ratio was subject to an anti-dilution adjustment pursuant to the Series B Agreement for all convertible preferred stock. Effective with the stock dividend discussed in Note 7, the conversion ratio for the Series B Preferred Stock was 1.561 to 1 as approved by the Board of Directors. The Series B Preferred Stock was convertible at the election of the holders at any time, or

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
automatically with the closing of an underwritten qualified public offering (as defined in the Series B Agreement). There was no annual dividend requirement in the Series B Agreement. During 1995 the Company was not in compliance with certain covenants of the Series B Agreement including, the timely issuance of its year-end audited consolidated financial statements, the timely issuance of a budgeted operating forecast, and a loan to an employee which exceeded the designated limit. The Company obtained appropriate waivers from all Series B Preferred Stock shareholders effective until January 1, 1997.

     In connection with the Initial Public Offering on October 11, 1996, the Series B Preferred Stock was converted into common stock on a 1.561 to one basis, which was effected through a stock dividend declared on September 9, 1996.


7. COMMON STOCK AND COMMON STOCK WARRANTS:

     On September 9, 1996, the Board of Directors approved and paid a 1.561 to 1 stock split, effected through a stock dividend, whereby each common stock shareholder received an additional .561 shares for each share owned. In connection with the split, effected through a stock dividend, common stock was credited and capital in excess of par value was charged for the aggregate par value of the shares that were issued. In accordance with SAB Topic 4-C, the accompanying consolidated financial statements and related footnotes have been retroactively adjusted to give effect for this stock split effected through a stock dividend.

     Furthermore, during the fourth quarter of 1996, the Company completed an Initial Public Offering of its common stock in which 2,300,000 shares of common stock were sold raising net proceeds of approximately $23 million.

     A warrant to purchase up to 374,640 shares of common stock was granted to Satana Corporation ("Satana") on January 17, 1991 as part of a subordinated note to Satana. This warrant included a put feature, whereby the holder of the shares acquired via the exercise of the warrant could have required the Company to redeem the shares based on a formula price. The Satana subordinated note payable was modified in July 1992, at which time Satana was granted a warrant to purchase an additional 93,660 shares of the Company's common stock. During the year ended December 31, 1994, the holder exercised the $.64 per share warrant to purchase 93,660 shares of common stock at a price of $0.53 per share. The Company recorded interest expense of approximately $10,000 as a result of this transaction. During the year ended December 31, 1995, the holder exercised the warrant to acquire 374,640 shares of common stock in exchange for the outstanding debt owed to Satana and cancellation of the put feature. The difference between the carrying value of the debt instrument, which approximated fair value, and the exercise price of the warrants has been accounted for as a reduction of capital in excess of par value and has been deducted from net income for purposes of computing net income applicable to common stock in the accompanying statement of operations.

     A warrant to purchase up to 23,415 shares of common stock at $1.28 per share was granted to Columbia General Corporation on August 15, 1993 as part of the restructured note payable to MJ Capital Partners note. The warrant expires on March 31, 1997.

     A warrant to purchase 2,810 shares of common stock was granted in 1993 as part of the restructured MJ Capital Partners note. The warrant expires on March 31, 1997. Warrants to purchase up to 10,771 shares of common stock at $1.28 per share were granted in 1994 in connection with advances under the MJ Capital Partners note. Warrants to purchase 3,278 shares of common stock at $1.28 per share were canceled in 1995 as part of the early retirement of the MJ Capital Partners note. The remaining warrants expire on March 31, 1997.

     A warrant to purchase up to 15,610 shares of common stock at $2.56 per share was granted in 1995 to a major stockholder in return for a personal guarantee of the bank debt. This warrant vested immediately and expires in 1999.

         The Company has reserved 49,328 shares of common stock for the conversion of all outstanding common stock warrants as of December 31, 1995 and December 31, 1996.

8. STOCK-BASED COMPENSATION PLANS

     The Company sponsors the "Medical Alliance, Inc. Amended and Restated 1994 Long-Term Incentive Plan"(the "1994 Plan"), a stock-based incentive compensation plan which is described below. The Company applies APB Opinion 25 and elated Interpretations in accounting for the 1994 Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock Based Compensation"

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

 ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the 1994 Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

     Under the 1994 Plan, the Company is authorized to issue up to 1,168,190 shares of common stock pursuant to awards granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, shares of restricted stock, stock appreciation rights, performance shares, and/or stock units. Awards may be granted to selected employees, directors, consultants or advisors of the Company or any subsidiary. However, incentive stock options may be granted only to employees and non-employee directors may be granted awards only in the manner and on the terms and conditions set forth in Section 4.2 of the 1994 Plan.

                             EMPLOYEE STOCK OPTIONS

     The 1994 Plan provides that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. The stock options granted in 1995 and 1996 have varying contractual terms, ranging from approximately two to five years, and varying vesting dates, which range from the day immediately following the date of grant to three years following the date of grant. In accordance with APB 25, the Company has not recognized compensation cost for stock options granted in 1994, 1995 and 1996.

     A summary of the Company's stock options as of December 31, 1994, 1995 and 1996 and the changes during the years then ended on those dates is presented below:

                           NONQUALIFIED STOCK OPTIONS

                                                       1994                          1995                        1996
                                                       ----                          ----                        ----
                                            # Shares of      Weighted     # Shares of     Weighted   # Shares of      Weighted
                                             Underlying       Average      Underlying      Average    Underlying      Average
                                              Options         Exercise      Options        Exercise    Options         Exercise
                                                               Prices                       Prices                     Prices
                                              -------         --------      -------        --------    -------         --------
Outstanding at beginning of
   the year ............................        413,416         $1.17       489,125         $1.19       798,983         $1.89
Granted ................................        116,295          1.28       679,035          2.56       219,321          3.79
Exercised...............................              0             0        60,723           .83        85,605          1.09
Forfeited...............................         40,586          1.28       308,454          2.47        95,221          2.48
Expired.................................              0             0             0             0             0             0
Outstanding at the end of year..........        489,125          1.19       798,983          1.89       837,478          2.41
Exercisable at end of year..............        354,097          1.16       314,292          1.35       344,990          1.44
Weighted-average fair value of
 options granted during the year........                          N/A                       $ .87                       $1.00

     The fair value of each stock option granted is estimated on the date of grant using the "minimum value" option-pricing model with the following weighted-average assumptions for grants in 1995 and 1996, respectively: dividend yield of 0.00% for both years; risk-free interest rates are different for each grant and range from 5.22% to 7.80%; and the expected lives of options are different for each grant and range from 2.00 years to 4.71 years.

The following table summarizes information about stock options outstanding at December 31, 1996:

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

                            Options Outstanding                    Options Exercisable
                            -------------------                    -------------------

                             Number          Wgtd. Avg.                       Number        Wgtd. Avg.
   Range of                Outstanding       Remaining       Wgtd. Avg       Exercisable     Exercise
Exercise Prices            at 12/31/96      Contr. Life    Exercise Price    at 12/31/96       Price
---------------            -----------      -----------    --------------    -----------       -----
 $1.28 and $2.56            826,705            $2.52           $1.99           394,309          $1.47
           $7.05             60,099            $2.71           $7.05                 0            N/A
           -----            -------            -----           -----           -------          -----
          TOTAL:            886,804            $2.53           $2.36           394,309          $1.47
                            =======            =====           =====           =======          =====


                              PRO FORMA NET INCOME
                                      AND
                          NET INCOME PER COMMON SHARE

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net income per common share for 1995 and 1996 would approximate the pro forma amounts below:

                                                      AS REPORTED   PRO FORMA     AS REPORTED   PRO FORMA
                                                       12/31/95      12/31/95      12/31/96      12/31/96
                                                      -----------   -----------   -----------   -----------
       SFAS 123 Charge ............................   $      0.00   $    43,325   $      0.00   $    49,773
          APB25 Charge ............................          0.00          0.00          0.00          0.00
            Net Income ............................       578,149       534,824       919,000       869,227
Net Income Per Common Share .......................   $      0.10   $      0.09   $      0.24   $      0.22

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

9.  INCOME TAXES:...........................

The income tax provisions consisted of the following:

                                     FOR YEARS ENDED DECEMBER 31,
                                 ------------------------------------
                                    1994         1995         1996
                                 ----------   ----------   ----------
Current provisions:
     Federal .................   $     --     $     --     $  816,931
     State ...................         --         13,179      183,830
                                 ----------   ----------   ----------
          Total current ......         --         13,179    1,000,761
                                 ----------   ----------   ----------
Deferred provisions:
     Federal .................         --        310,925     (261,859)
     State ...................         --         71,238      (55,662)
                                 ----------   ----------   ----------
          Total deferred .....         --        382,163     (317,521)
                                 ----------   ----------   ----------
          Total provisions
              (benefit) ......   $     --     $  395,342   $  683,240
                                 ==========   ==========   ==========

For the years ended December 31, 1994 and 1995 the Company generated tax operating losses. For the year ended December 31, 1996, the Company utilized its remaining tax net operating loss carryforwards.

The components of the net deferred tax asset (liability) as of December 31, 1995 and 1996 were as follows:

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

                                          DECEMBER 31, 1995        DECEMBER 31, 1996
                                       -----------------------   -----------------------
                                        ASSETS     LIABILITIES     ASSETS    LIABILITIES
                                       ----------   ----------   ----------   ----------
Depreciation .......................   $     --     $   16,547   $   26,774   $     --
Doubtful Accounts ..................      434,192         --        730,469         --
Compensation .......................      198,584         --         77,676         --
Accrual to cash conversion .........         --      1,275,739         --           --
Section 481(a) adjustment ..........         --           --           --      1,022,416
Net operating loss carry forward ...      238,757         --           --
Other ..............................       38,590         --        122,855         --
                                       ----------   ----------   ----------   ----------

     Total .........................   $  910,123   $1,292,286   $  957,774   $1,022,416
                                       ==========   ==========   ==========   ==========


     Deferred income taxes totaling $365,616 and $590,195 at December 31, 1995 and 1996, are included in current liabilities and assets, respectively. Noncurrent deferred income tax liabilities totaled $16,547 and $654,837 at December 31, 1995 and 1996, respectively.

The effective income tax rate varies from the federal statutory rate for the years ended December 31, 1994, 1995 and 1996 as follows:

                                          DECEMBER 31,
                                  ----------------------------
                                   1994       1995       1996
                                  ------     ------     ------
Federal statutory rate ........     34.0%      34.0%      34.0%
Disallowance of meals
     and entertainment ........      4.6        1.8        1.5
(Reduction) addition to
     valuation allowance ......    (37.4)      --         --
State taxes (net of federal
     benefit) .................     --          5.7        5.3
Other .........................     (1.2)      (0.9)       1.8
                                  ------     ------     ------
Effective income tax rate .....      0.0%      40.6%      42.6%
                                  ======     ======     ======

10.  LEASE COMMITMENTS:

     The Company leases office space and vans under operating leases and certain medical equipment under both capital and operating leases. The Company currently leases office space under noncancellable operating leases which expire on various dates through July 2002. Future minimum rental payments under these capital and operating leases subsequent to December 31 are as follows:

                                                       CAPITAL           OPERATING
                                                       LEASES             LEASES
                                                      ---------          ----------
     YEAR ENDING DECEMBER 31
     1997 . . ..............................          $ 320,214          $1,037,423
     1998 . . ..............................             60,656             756,889
     1999 . . ..............................               --               260,268
     2000 . . ..............................               --               161,306
     2001...................................               --               138,949
     Thereafter.............................               --                67,244
                                                      ---------          ----------
     Total future minimum lease payments....          $ 380,870          $2,422,079
                                                                         ==========
     Less amounts representing interest.....             25,376
                                                      ---------
     Present value of future minimum
         lease payments.....................            355,494
     Less current maturities................          (296,717)
                                                      ---------
     Long-term capital lease obligations....          $ 58,777
                                                      ========

Rent expense for the years ended December 31, 1994, 1995 and 1996 under operating leases was approximately $310,000, $946,000 and $1,637,000, respectively.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
            CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

11. CONCENTRATION OF SUPPLIERS:

     The Company currently buys its laser equipment, the main component of its services, from three suppliers. Although there are a limited number of manufacturers of this equipment, management believes that other suppliers could provide similar laser equipment on comparable terms.

12. RELATED PARTIES:

     The Company paid Montgomery, Jessup and Co., L.L.P. ("MJ"), certified public accountants, and affiliates of MJ Capital Partners, L.P. and MJ Capital Corporation, approximately $13,000 in 1994, and $20,000 in 1995, and $44,000 in 1996, for professional fees. MJ and its affiliates own 326,116 shares of the Company's common stock.

     Satana's Vice President owns 91,312 shares of common stock.

     Approximately $32,000, $27,000, and $0 in medical supplies were purchased from a company owned by the relative of an officer and stockholder of the Company during 1994, 1995, and 1996 respectively.

13. EMPLOYEE BENEFITS:

     Effective January 1, 1993, a tax deferred savings plan under Section 401(k) of the Internal Revenue Code was established. The plan covers all full-time employees who are twenty-one years of age with one year of service. Employees may contribute to the plan up to a maximum of 20% of their salary with a maximum contribution of $9,500 in 1996. Employees are immediately vested in their contributions. The Company may contribute an amount as determined by the Board of Directors. Effective January 1, 1996, the Company began matching 15% of employee contributions totaling approximately $25,000 in 1996.

14. ACQUISITIONS:

     On October 30, 1995, the Company completed the acquisition of substantially all of the assets of Mobile Surgical Services, Inc., a Florida laser rental company, for a total purchase price of $288,000 which included $25,000 in common stock. The asset purchase resulted in the recording of $243,000 in property and equipment and $46,000 in goodwill.

     The purchase agreement also contained a contingent consideration clause whereby the Company paid on July 31,1996 an additional $25,000 when specific gross revenues were generated in Florida. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Mobile Surgical Services, Inc. have been included in the consolidated operating results since the date of acquisition. The pro forma effect of the acquisition was not material to the results of operations or financial position of the Company.

     During 1996, the Company completed the acquisitions of Maasai, Inc. in Salt Lake City, Utah and Mobile Laser Services, Inc. in Chicago, Illinois for a total purchase price of approximately $494,000. These asset purchases were accounted for under the purchase method of accounting resulting in the recording of approximately $143,000 in goodwill and approximately $351,000 in property and equipment. The pro forma effect of the acquisition was not material to the results of operations or financial position of the Company.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used in estimating fair values:

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Expenses

     The carrying value in the balance sheet approximates fair value.

Long-Term Debt

     The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value in the balance sheet approximates fair value.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

16. SUBSEQUENT EVENTS (UNAUDITED):

     On January 21, 1997, the Company completed the acquisition of substantially all of the assets of Stone Treatment Center of New England, Inc., a Rhode Island corporation. For cash paid of $238,280 and 22,174 shares of common stock valued at $11.50 per share, the Company recorded assets and assumed liabilities as follows:

         Property and equipment................    $ 611,074
         Goodwill..............................      592,171
         Accounts Payable......................    (709,966)
                                                   ---------
                                                   $ 493,279
                                                   =========

     The purchase agreement contains a contingent consideration clause whereby the Company will pay between $250,000 and $1,250,000 if specific EBITDA (earnings before interest, taxes, depreciation, and amortization) levels ranging from $445,835 and $778,000 are attained during calendar year 1997. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Stone Treatment Center of New England, Inc. will be included in the consolidated operating results from the date of acquisition. The pro forma effect of the acquisition was not material to the results of operations or financial position of the Company.

     Additionally, the Company completed two acquisitions, subsequent to year end, for a total purchase price of approximately $300,000. These asset purchases were accounted for under the purchase method of accounting resulting in the recording of approximately $50,000 in goodwill and approximately $250,000 in property and equipment. The pro forma effect of the acquisitions was not material to the results of operations or financial position of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVES OF COMPANY

     The information required by this Item is set forth under the heading "Election of Directors" in the definitive proxy materials of the Company to be filed in connection with its 1996 Annual Meeting of Shareholders, except for the information regarding executive officers of the Company, which is contained in Item 10 of Part III of this Annual Report on Form 10-K. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the heading "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth under the heading "Principal Shareholders" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth under the heading "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AN REPORTS ON FORM 8 -K

          (a) The following documents are filed as a part of this Annual Report on Form 10-K:

               (1)  Financial Statements:

                    The financial statements filed as a part of this report are listed in "Index to Consolidated Financial Statements and Financial Statement Schedules" at Item 8.

               (2)  Financial Statement Schedules:

                    The financial statement schedules filed as a part of this report are listed in the "Index to Consolidated Financial Statements and Financial Statements Schedules" at Item 8.

               (3)  Exhibits

                    The exhibits filed as a part of this report are listed under "Exhibits" at subsection (c) of this Item 14.

          (b)  Reports on Form 8-K:

               No report of Form 8-K was filed on behalf of the Registrant during the last quarter of the Company's 1996 fiscal year.

(c) Exhibits:

EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
--------------                        -------------------
  2.1        - Asset Purchase Agreement, dated October 30, 1995 between the
               Company and Mobile Surgical Services of Central Florida, Inc.
               (1) (5)

  2.2        - Asset Purchase Agreement, dated March 18, 1996 between the
               Company and Maasai Inc. (1) (5)

  2.3        - Asset Purchase Agreement, dated June 10, 1996 between the
               Company and Mobile Laser Services, Inc.(1) (5)

  2.4        - Asset Purchase Agreement, dated as of January 21, 1997 among
               Stone Treatment Center of New England, Inc., Gregory A.
               Mercurio, Vincent A. Catallozzi, M.D., Alexander Calenda, M.D.,
               Gerald Marsocci, M.D., Joseph C. Cambio, M.D. and the Company.
               (3) (5)

  3.1        - Amended and Restated Articles of Incorporation of the Company.
               (1)

  3.2        - Amended and Restated Bylaws of the Company. (1)

  4.1        - Specimen of Company Common Stock Certificate. (1)

  4.2        - Series A Convertible Preferred Stock Purchase Agreement dated
               July 10, 1992 between the Company and Mapleleaf Capital, Ltd.
               (1)

  4.3        - Warrant to Purchase 60,000 shares of Series A Convertible
               Preferred Stock of the Company dated July 10, 1992 between the
               Company and Mapleleaf Capital, Ltd. (1)

  4.4        - Series B Convertible Preferred Stock Purchase Agreement dated
               November 17, 1995 by and among the Company and Satana
               Corporation, Mapleleaf Capital, Ltd., Sunwestern Investment Fund
               III, Sunwestern Cayman 1988 Partners, Montgomery Jessup &
               Company, L.L.P., Morris Moreland, DLJSC F.B.O. Michael Wallace,
               IRA, Sid Bonner, Clyde Hutchinson, Marc Johnson, Thomas A.
               Montgomery, Hazelle Blair, Lloyd Jones, Bart Tucker, Jay Farris and Kevin O'Brien. (1)

  4.5        - Warrant to Purchase 468,300 Shares of Common Stock of the
               Company dated July 10, 192 between the Company and Satana
               Corporation. (1)

  4.6        - Warrant to Purchase 23,416 Shares of Common Stock of the
               Company dated August 15, 1993 between the Company and Columbia
               General Corporation. (1)

  4.7        - Warrant to Purchase 2,810 Shares of Common Stock of the
               Company dated October 17, 1993 between the Company and Robert J.
               Mathews, M.D. (1)

  4.8        - Warrant to Purchase 2,342 Shares of Common Stock of the
               Company dated May 31, 1994 between the Company and Shelly Burks.
               (1)

  4.9        - Warrant to Purchase 1,873 Shares of Common Stock of the
               Company dated May 31, 1994 between the Company and Thomas A.
               Montgomery. (1)

  4.10       - Warrant to Purchase 6,556 Shares of Common Stock of the
               Company dated May 31, 1994 between the Company and Thomas A.
               Montgomery. (1)

  4.11       - Warrant to Purchase 15,651 Shares of Common Stock of the
               Company dated July 27, 1995 between the Company and Paul R.
               Herchman. (1)

  10.1       - Amended and Restated Revolving Credit and Term Loan Agreement
               dated March 20, 1996 between the Company and NationsBank of Texas, N.A. (1)

  10.2       - Agreement between the Company and Coherent Medical Group. (1)

  10.3       - Master Lease Agreement dated July 20, 1995 between the Company and Cabot Medical Corporation. (1)

  10.4       - Master services Agreement dated June 3, 1996 between the
               Company and Cosmetic Technologies International. (1)

  10.5       - Joint Venture Agreement dated March 25, 1996 between the
               Company and Coherent-AMT Inc. (1)

  10.6       - Medical Alliance, Inc. 1994 Amended and Restated Long-Term
               Incentive Plan. (2) (4)

  10.7       - Employment Agreement between the Company and Paul Herchman.
               (1) (4)

  10.8       - Employment Agreement between the Company and Kevin O'Brien.
               (1)(4)

  10.9       - Employment Agreement between the Company and Michael G.
               Wallace. (1) (4)

  10.10      - Lease Agreement. (1)

  10.11      - Strategic Alliance Agreement, dated as of December 19, 1996, by and between Laserscope and the Company. (3)

EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
--------------                        -------------------
  10.12      - Exclusive Provider Agreement, dated as of January 21, 1997, by and between Thermolase Corporation and the Company. (3)

  10.13      - Strategic Alliance Agreement, dated as of January 1, 1997, by and between Valleylab, Inc. and the Company. (3)

  10.14      - Exclusive Provider Agreement, dated as of February 9, 1997, by and between Imagyn Medical, Inc. and the Company. (3)

  11.1       - Statement regarding computation of per share earnings. (3)

  12.1       - Subsidiaries of the Company. (1)

  27.1       - Financial Data Schedule. (3)

----------------

  *Filed herewith.

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on form S-8 (No. 333-18545) and incorporated herein by reference.

(3)  Filed herewith.

(4) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.

(5) Schedules and similar attachments to this Exhibit have not been filed herewith. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


                                MEDICAL ALLIANCE, INC.




                                By         /s/ Mike Wallace
                                  ---------------------------------------------
                                               MIKE WALLACE
                                Chief Financial Officer and Sr. Vice President
                                            Finance and Administration

Date:     March 31, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSON ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


SIGNATURE                             TITLE                               DATE
---------                             -----                               ----

/s/ Paul Herchman                    Chairman of the Board and         March 31, 1997
-----------------------------        Chief Executive Officer
PAUL HERCHMAN


/s/ Tom Montgomery                   Director                          March 31, 1997
-----------------------------
TOM MONTGOMERY


/s/ David Kallenberger               Director                          March 31, 1997
-----------------------------
DAVID KALLENBERGER


/s/ Leo Lopez                        Director                          March 31, 1997
-----------------------------
LEO LOPEZ


/s/ Morris Moreland                  Director                          March 31, 1997
-----------------------------
MORRIS MORELAND


/s/ Leon Pritzker                    Director                          March 31, 1997
-----------------------------
LEON PRITZKER


                                     Director                          March 31, 1997
-----------------------------
JIM SILCOCK

                                                                    SCHEDULE II


                             MEDICAL ALLIANCE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

      COLUMN A                                COLUMN B     COLUMN C     COLUMN D       COLUMN E
      --------                                --------     --------     --------       --------
                                              BALANCE AT   CHARGED TO                   BALANCE AT
                                             BEGINNING OF  COSTS AND                     END OF
                                               PERIOD      EXPENSES     DEDUCTIONS       PERIOD
                                             ----------   ----------   ----------      ----------
Year Ended December 31, 1996
    Allowance for doubtful accounts ......   $1,113,314   $3,408,360   $2,662,053(A)   $1,859,621
Year Ended December 31, 1995
    Allowance for doubtful accounts ......      449,881    1,884,709    1,221,276(A)    1,113,314
Year Ended December 31, 1994
    Allowance for doubtful accounts ......      216,964      781,176      548,259(A)      449,881

--------------

(1) Uncollectible accounts written off, net of recoveries.

EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
--------------                        -------------------
  2.1        - Asset Purchase Agreement, dated October 30, 1995 between the
               Company and Mobile Surgical Services of Central Florida, Inc.
               (1) (5)

  2.2        - Asset Purchase Agreement, dated March 18, 1996 between the
               Company and Maasai Inc. (1) (5)

  2.3        - Asset Purchase Agreement, dated June 10, 1996 between the
               Company and Mobile Laser Services, Inc.(1) (5)

  2.4        - Asset Purchase Agreement, dated as of January 21, 1997 among
               Stone Treatment Center of New England, Inc., Gregory A.
               Mercurio, Vincent A. Catallozzi, M.D., Alexander Calenda, M.D.,
               Gerald Marsocci, M.D., Joseph C. Cambio, M.D. and the Company.
               (3) (5)

  3.1        - Amended and Restated Articles of Incorporation of the Company.
               (1)

  3.2        - Amended and Restated Bylaws of the Company. (1)

  4.1        - Specimen of Company Common Stock Certificate. (1)

  4.2        - Series A Convertible Preferred Stock Purchase Agreement dated
               July 10, 1992 between the Company and Mapleleaf Capital, Ltd.
               (1)

  4.3        - Warrant to Purchase 60,000 shares of Series A Convertible
               Preferred Stock of the Company dated July 10, 1992 between the
               Company and Mapleleaf Capital, Ltd. (1)

  4.4        - Series B Convertible Preferred Stock Purchase Agreement dated
               November 17, 1995 by and among the Company and Satana
               Corporation, Mapleleaf Capital, Ltd., Sunwestern Investment Fund
               III, Sunwestern Cayman 1988 Partners, Montgomery Jessup &
               Company, L.L.P., Morris Moreland, DLJSC F.B.O. Michael Wallace,
               IRA, Sid Bonner, Clyde Hutchinson, Marc Johnson, Thomas A.
               Montgomery, Hazelle Blair, Lloyd Jones, Bart Tucker, Jay Farris and Kevin O'Brien. (1)

  4.5        - Warrant to Purchase 468,300 Shares of Common Stock of the
               Company dated July 10, 192 between the Company and Satana
               Corporation. (1)

  4.6        - Warrant to Purchase 23,416 Shares of Common Stock of the
               Company dated August 15, 1993 between the Company and Columbia
               General Corporation. (1)

  4.7        - Warrant to Purchase 2,810 Shares of Common Stock of the
               Company dated October 17, 1993 between the Company and Robert J.
               Mathews, M.D. (1)

  4.8        - Warrant to Purchase 2,342 Shares of Common Stock of the
               Company dated May 31, 1994 between the Company and Shelly Burks.
               (1)

  4.9        - Warrant to Purchase 1,873 Shares of Common Stock of the
               Company dated May 31, 1994 between the Company and Thomas A.
               Montgomery. (1)

  4.10       - Warrant to Purchase 6,556 Shares of Common Stock of the
               Company dated May 31, 1994 between the Company and Thomas A.
               Montgomery. (1)

  4.11       - Warrant to Purchase 15,651 Shares of Common Stock of the
               Company dated July 27, 1995 between the Company and Paul R.
               Herchman. (1)

  10.1       - Amended and Restated Revolving Credit and Term Loan Agreement
               dated March 20, 1996 between the Company and NationsBank of Texas, N.A. (1)

  10.2       - Agreement between the Company and Coherent Medical Group. (1)

  10.3       - Master Lease Agreement dated July 20, 1995 between the Company and Cabot Medical Corporation. (1)

  10.4       - Master services Agreement dated June 3, 1996 between the
               Company and Cosmetic Technologies International. (1)

  10.5       - Joint Venture Agreement dated March 25, 1996 between the
               Company and Coherent-AMT Inc. (1)

  10.6       - Medical Alliance, Inc. 1994 Amended and Restated Long-Term
               Incentive Plan. (2) (4)

  10.7       - Employment Agreement between the Company and Paul Herchman.
               (1) (4)

  10.8       - Employment Agreement between the Company and Kevin O'Brien.
               (1)(4)

  10.9       - Employment Agreement between the Company and Michael G.
               Wallace. (1) (4)

  10.10      - Lease Agreement. (1)

  10.11      - Strategic Alliance Agreement, dated as of December 19, 1996, by and between Laserscope and the Company. (3)

EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
--------------                        -------------------
  10.12      - Exclusive Provider Agreement, dated as of January 21, 1997, by and between Thermolase Corporation and the Company. (3)

  10.13      - Strategic Alliance Agreement, dated as of January 1, 1997, by and between Valleylab, Inc. and the Company. (3)

  10.14      - Exclusive Provider Agreement, dated as of February 9, 1997, by and between Imagyn Medical, Inc. and the Company. (3)

  11.1       - Statement regarding computation of per share earnings. (3)

  12.1       - Subsidiaries of the Company. (1)

  27.1       - Financial Data Schedule. (3)

----------------

  *Filed herewith.

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on form S-8 (No. 333-18545) and incorporated herein by reference.

(3)  Filed herewith.

(4) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.

(5) Schedules and similar attachments to this Exhibit have not been filed herewith. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.