Form 10-Q
period 1997-03-31
MEDICAL ALLIANCE INC
filed 1997-05-15
CIK 1018913

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO


                         COMMISSION FILE NUMBER 0-21343

                             MEDICAL ALLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             TEXAS                                               73-1347577
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



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

                                    Yes X   No
                                       ---    ---

As of May 9, 1997, there were 6,005,708 shares outstanding of the registrant's common stock, $0.002 par value.



================================================================================

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                                                   PAGE NO.
                                                                                                   --------
ITEM 1.       FINANCIAL STATEMENTS:
              Consolidated Balance Sheets
                    December 31, 1996 and March 31, 1997 (Unaudited)....................................3

              Consolidated Statements of Operations -
                  Three months ended March 31, 1996 and 1997............................................4
                   (Unaudited)

              Consolidated Statements of Cash Flows
                    Three months ended March 31, 1996 and 1997 (Unaudited)..............................5

              Consolidated Statement of Stockholders Equity.............................................6
                    Three months ended March 31, 1997 (Unaudited)

              Notes to Consolidated Financial Statements (Unaudited)....................................7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................................................8

                                                     PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.........................................................10

              Signatures...............................................................................12

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 AND MARCH 31, 1997

ASSETS

                                                                                          DECEMBER 31,        MARCH 31,
                                                                                              1996              1997
                                                                                          ------------      ------------
                                                                                                             (UNAUDITED)
Current assets:
    Cash and cash equivalents .......................................................     $ 20,505,787      $ 17,042,407
    Restricted cash .................................................................           31,000            15,000
    Accounts receivable, less allowance for doubtful accounts of $1,859,621 and
       $2,176,395 respectively ......................................................        4,414,860         4,599,186
    Prepaid expenses and other current assets .......................................          461,743           574,250
    Deferred income taxes ...........................................................          590,195           881,977
                                                                                          ------------      ------------
          Total current assets ......................................................       26,003,585        23,112,820
Property and equipment, net .........................................................        4,550,183         6,282,762
Other assets:
    Intangible assets, net of amortization of
    $59,080 and $82,186,  respectively ..............................................          154,151           809,584
                                                                                          ------------      ------------
          Total assets ..............................................................     $ 30,707,919      $ 30,205,166
                                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ................................................................     $  2,447,108      $  1,374,427
    Accrued expenses ................................................................          983,905           639,000
    Current maturities of:
       Capital lease obligations ....................................................          296,717           411,776
    Deferred revenue ................................................................          181,662           195,424
                                                                                          ------------      ------------
          Total current liabilities .................................................        3,909,392         2,620,627
Capital lease obligations, net of current maturities ................................           58,777           406,872
Deferred income taxes ...............................................................          654,837           744,654
                                                                                          ------------      ------------
           Total liabilities ........................................................        4,623,006         3,772,153
                                                                                          ------------      ------------

Stockholders' equity:
Common stock, $0.002 par value, 30,000,000 shares
     authorized; 5,965,744 and 6,032,563 shares issued and
     outstanding, respectively, .....................................................           11,948            12,082
Capital in excess of par value ......................................................       25,746,292        26,055,585
Retained earnings ...................................................................          392,617           431,290
Treasury stock at cost,  25,703 shares ..............................................          (65,944)          (65,944)
                                                                                          ------------      ------------
           Total stockholders' equity ...............................................       26,084,913        26,433,013
                                                                                          ------------      ------------
           Total liabilities and stockholders' equity ...............................     $ 30,707,919      $ 30,205,166
                                                                                          ============      ============


              SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                                                 THREE MONTHS ENDED
                                                     MARCH 31
                                                    (UNAUDITED)
                                              1996             1997
                                          -----------      -----------
Net revenue .........................     $ 3,958,438      $ 4,868,461
                                          -----------      -----------
Costs and expenses:
  Salaries and benefits .............       1,337,827        1,791,112
  Selling, general and
     administrative .................       1,395,333        1,862,396
  Depreciation and
     amortization ...................         283,474          636,975
  Provision for uncollectible
     accounts .......................         661,484          699,974
                                          -----------      -----------
     Total costs and
       expenses .....................       3,678,118        4,990,457
                                          -----------      -----------
     Operating income ...............         280,320         (121,996)
                                          -----------      -----------
Other (income) expense:
  Interest income and other,
     net ............................         (11,857)        (218,031)
  Interest expense ..................          64,117           29,342
                                          -----------      -----------
     Total other expense ............          52,260          188,689
                                          -----------      -----------

Income before income taxes ..........         228,060           66,693
Provision for income taxes ..........          94,873           28,020
                                          -----------      -----------
Net income ..........................     $   133,187      $    38,673
                                          ===========      ===========
Net income per share ................     $       .03      $       .01
                                          ===========      ===========
Weighted average number of
  common shares and common
  share equivalents (in
  thousands) ........................           4,168            6,289
                                          ===========      ===========


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                         (UNAUDITED)
                                                                                    1996              1997
                                                                                 -----------      ------------
Cash flows from operating activities:
  Net income ...............................................................     $   133,187      $     38,673
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Loss on joint venture .................................................             -0-             7,263
     Provision for uncollectible accounts ..................................         661,484           699,974
     Depreciation and amortization .........................................         283,474           636,975
     Deferred income taxes .................................................          60,042            28,020
     Changes in assets and liabilities net of effects from acquisitions:
     Accounts receivable ...................................................        (963,852)         (826,249)
     Prepaid expenses and other current assets .............................        (139,615)         (112,507)
     Accounts payable and accrued expenses .................................          68,603        (1,790,638)
     Deferred revenue ......................................................         (11,401)           13,762
                                                                                 -----------      ------------
     Net cash provided by (used in) operating activities ...................          91,922        (1,304,727)
Cash flows from investing activities:
  Capital expenditures .....................................................        (618,489)       (1,635,430)
  Payment for acquisitions .................................................        (378,840)         (465,978)
  Change in restricted cash ................................................             -0-            16,000
                                                                                 -----------      ------------
     Net cash used in investing activities .................................        (997,329)       (2,085,408)
                                                                                 -----------      ------------
Cash flow from financing activities:
  Repayment of capital lease obligations ...................................         (71,257)         (114,473)
  Repayment of long-term debt ..............................................         (91,667)              -0-
  Proceeds from issuance of common stock ...................................             -0-            41,228
  Proceeds from issuance of long-term debt .................................         846,148               -0-
                                                                                 -----------      ------------
     Net cash provided by (used in) financing activities ...................         683,224           (73,245)
                                                                                 -----------      ------------
Net increase (decrease) in cash and cash equivalents .......................        (222,183)       (3,463,380)
Cash and cash equivalents at beginning of period ...........................       1,385,654        20,505,787
                                                                                 -----------      ------------
Cash and cash equivalents at end of period .................................     $ 1,163,471      $ 17,042,407
                                                                                 ===========      ============
Supplemental disclosures of cash flow information:
Supplemental schedule of noncash investing and financing
  activities:
  Capital lease obligations incurred .......................................             -0-           577,627
The Company has acquired businesses, as follows:
  Fair value of assets acquired ............................................         252,575           828,249
  Goodwill recorded ........................................................         126,265           675,195
Less:
     Cash paid .............................................................        (378,840)         (465,978)
     Fair value of common stock ............................................             -0-          (255,000)
                                                                                 -----------      ------------
    Liabilities assumed ....................................................             -0-           782,466
                                                                                 ===========      ============

              SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                                                                                     TOTAL
                                                                CAPITAL IN EXCESS        RETAINED      TREASURY    STOCKHOLDERS'
                                             COMMON STOCK         OF PAR VALUE            EARNINGS       STOCK        EQUITY
                                       -----------------------   ---------------         ----------    --------    ------------
                                       SHARES          AMOUNT
                                       ------          ------
Balance at December 31, 1996........    5,965,744     $11,948        $25,746,292          $392,617     $(65,944)   $26,084,913
  Issuance of common stock
    (unaudited).....................       22,174          44            252,183                                       252,227
  Options and Warrants exercised           44,645          90             57,110                                        57,200
    (unaudited).....................
Net income (unaudited)..............                                                        38,673                      38,673
                                        ---------     -------        -----------          --------     ---------   -----------
Balance at March 31, 1997
  (unaudited).......................    6,032,563     $12,082        $26,055,585          $431,290     $(65,944)   $26,433,013
                                        =========     =======        ===========          ========     =========   ===========

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (INFORMATION OF AND FOR THE THREE MONTH PERIOD ENDED

                     MARCH 31, 1996 AND 1997 IS UNAUDITED)



1. UNAUDITED INTERIM FINANCIAL INFORMATION

     The consolidated balance sheet as of March 31, 1997, and the consolidated statements of operations for the three months ended March 31, 1996 and 1997, and the consolidated statements of cash flows for the three months ended March 31, 1996 and 1997, and the consolidated statements of stockholders' equity for the three months ended March 31, 1997, have been prepared by the Company without audit. The December 31, 1996 consolidated, condensed balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at March 31, 1997, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes of the Company for the fiscal year ended December 31, 1996 included in the Company's Form 10-K.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings Per Share ("APB 15"), and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to the APB 15. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15,1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented. The Company is currently evaluating SFAS 128; however, management does not believe that SFAS 128 will have a material impact on the financial statements of the Company.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                                                               (UNAUDITED)
                                                             DECEMBER 31,       MARCH 31,
                                                                1996              1997
                                                            ------------      ------------
Medical equipment .....................................     $  5,679,297      $  7,072,366
Furniture and fixtures ................................        1,002,466         1,444,282
Transportation ........................................           64,760            32,909
Leasehold improvements ................................           18,352            33,212
Equipment under capital leases ........................          976,033         1,493,533
                                                            ------------      ------------
                                                               7,740,908        10,076,302
Less accumulated depreciation and amortization ........       (3,190,725)       (3,793,540)
                                                            ------------      ------------
Net property and equipment ............................     $  4,550,183      $  6,282,762
                                                            ============      ============


Accumulated amortization related to equipment under capital leases was approximately $646,000 and $749,000 at December 31, 1996 and March 31, 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     NET REVENUES. Net revenues increased from $4.0 million for the three months ended March 31, 1996, to $4.9 million for the three months ended March 31, 1997, an increase of $900,000 or 23%. This increase was attributable to the growth in total procedure volume, which increased from 15,267 for the three months ended March 31, 1996, to 20,986 for the three months ended March 31, 1997, an increase of 5,719 or 37%. Medical surgical procedures increased from 6,098 for the three months ended March 31, 1996, to 6,507 for the three months ended March 31, 1997, an increase of 409 or 7%, which contributed to 7% of the total increase in procedure volume. Aesthetic elective procedures increased from 9,169 for the three months ended March 31, 1996, to 14,479 for the three months ended March 31, 1997, an increase of 5,310 or 58%, which contributed to 93% of the total increase in procedure volume.

     The average net revenue per case decreased from $259 for the three months ended March 31, 1996, to $232 for the three months ended March 31, 1997, a decrease of $27 per case or 10%. This decrease was attributable to a change in case mix with aesthetic elective procedures, which had a lower average net revenue per case of $190, compared to $271 for the medical surgical procedures, increasing as a percentage of total procedures from 60% for the three months ended March 31, 1996, to 69% for the three months ended March 31, 1997.

     SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense increased from $1.3 million for the three months ended March 31, 1996, to $1.8 million for the three months ended March 31,1997, an increase of $500,000 or 38%. This increase was due to the hiring of additional field and corporate personnel to support the Company's growth in procedure volume. Total employees for the Company increased from 112 on March 31, 1996, to 183 on March 31, 1997, an increase of 71 or 63%. Salaries and benefits expense as a percentage of net revenues increased from 33.8% for the three months ended March 31, 1996, to 36.8% for the three months ended March 31, 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased from $1.4 million for the three months ended March 31, 1996, to $1.9 million for the three months ended March 31, 1997, an increase of $500,000 or 36%. This increase was partially due to an increase in repair and maintenance expense from $112,000 for the three months ended March 31, 1996, to $252,000 for the three months ended March 31, 1997, an increase of $140,000 or 125%. This increase was primarily due to the addition of an annual maintenance contract on equipment to increase operational efficiencies. In addition, vehicle expense increased from $247,000 for the three months ended March 31, 1996, to $338,000 for the three months ended March 31, 1997, an increase of $91,000 or 37%. This increase resulted from the increase in field personnel from 76 as of March 31, 1996, to 139 as of March 31, 1997, each of whom is supplied with a van for the delivery of equipment to physicians' offices. Also, communications expense increased from $134,000 for the three months ended March 31, 1996, to $220,000 for the three months ended March 31, 1997, an increase of $86,000 or 64%, due to the increase in field personnel. Selling, general, and administrative expense as a percentage of net revenues increased from 35.2% for the three months ended March 31, 1996, to 38.3% for the three months ended March 31, 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $283,000 for the three months ended March 31, 1996, to $637,000 for the three months ended March 31, 1997, an increase of $354,000 or 125%. This increase was due to the addition of $3.2 million in capital equipment during the twelve months ended December 31, 1996.

     PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts increased from $661,000 for the three months ended March 31, 1996, to $700,000 for the three months ended March 31, 1997, an increase of $39,000 or 6%. As a percentage of net revenue, provision for uncollectible accounts decreased from 16.7% to 14.4% due mainly to a shift from provisions to discounts from gross revenues. With the new billing processes in place, the Company is better able to identify, on a payor specific basis, those procedures that will not be reimbursed; thereby, resulting in a discount from gross revenues rather than a provision for uncollectible accounts.

     OPERATING INCOME. Operating income decreased from $280,000 for the three months ended March 31, 1996, to a loss of $122,000 for the three months ended March 31, 1997, a decrease of $402,000 or 144%. As a percentage of net revenues, operating income decreased from 7.1% for the three months ended March 31, 1996, to (2.5%) for the three months ended March 31, 1997. This decrease was primarily due to an increase in salaries and benefits expense and selling, general and administrative expense as a percentage of net revenues.

     INTEREST INCOME & OTHER, NET. Interest income and other, net increased from $12,000 for the three months ended March 31, 1996, to $218,000 for the three months ended March 31, 1997, an increase of $206,000. This increase resulted from interest income on the cash proceeds from the initial public offering which was completed during the fourth quarter of 1996.

     NET INCOME. As a result of the items discussed above, the Company's net income decreased from $133,000 for the three months ended March 31, 1996, to $39,000 for the three months ended March 31, 1997 a decrease of $94,000 or 71%.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through 1993, the Company's operating expenses significantly exceeded its net revenues, resulting in an accumulated retained deficit of approximately $1.3 million as of December 31, 1993. Since 1993, the Company has recorded positive earnings, which has resulted in a positive retained earnings of $431,290 as of March 31, 1997. Until October 1996, the Company funded its operations primarily through the private placement of equity securities, bank borrowings and cash provided by operations. Prior to its Initial Public Offering, which was completed on October 11, 1996, the majority of the equity capital raised by the Company had been raised from the private placement of $2.2 million of equity securities, including $750,000 raised in July 1992, and approximately $1.5 million raised in November 1995. The Company obtained a $2.0 million credit facility from NationsBank of Texas, N.A. ("NationsBank") in June 1995. Such facility was composed of several tranches bearing interest rates ranging from prime plus 0.5% to prime plus 1.5%. The net proceeds from such facility were used to retire outstanding debt and to purchase medical equipment. The Company's facility with NationsBank was increased to $4.3 million in March 1996. The NationsBank debt was paid off in full during October 1996 with a portion of the net proceeds from the Initial Public Offering.

     Net cash provided by (used in) the Company's operations was $92,000 and $(1,305,000) for the three months ended March 31, 1996 and 1997, respectively. For its investing activities, the Company consumed $997,000 and $2,085,000 for the three months ended March 31, 1996 and 1997, respectively, primarily for the purchase of medical equipment and payment for acquisitions. Capital expenditures were $618,000 and $1,635,000 for the three months ended March 31, 1996 and 1997, respectively. Net cash provided by (used in) financing activities were $683,000 and $(73,000) for the three months ended March 31, 1996 and 1997, respectively. The cash provided from financing activities in such periods were primarily provided by the proceeds from bank borrowings.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

     The Company is the plaintiff in an action entitled Medical Alliance, Inc. vs. Palomar Medical Technologies, Inc. and Cosmetic Technology International, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-9CV0627-D. The Company sued Palomar and CTI ("defendants") regarding a Master Services Agreement ("Agreement") dated June 3, 1996. The
Agreement concerned the delivery of a product called the Epilaser, a medical laser for use in hair removal. The Company seeks a declaration from the court that (i) the Agreement required FDA approval for hair removal as a condition to performance and/or formation; and (ii) the Agreement is terminated and of no further force or effect. The Company further seeks a declaration that the Company is not liable to Palomar for any damages allegedly sustained or for expenses incurred pursuant to the Agreement. The Company seeks recovery of its attorneys' fees. Palomar and CTI filed a counterclaim against the Company and a third party complaint against Thermolase Corporation. In the counterclaim, the defendants sued the Company for breach of contract, breach of implied covenant of good faith and fair dealing, and for an equitable accounting. Defendants seek a judgment against the Company for an unspecified amount of compensatory damages, punitive damages, costs including reasonable attorneys' fees, and prejudgment interest. Defendants also seek an accounting from the Company for all gross revenues allegedly received or earned for procedures using the device covered by the Agreement. Further, defendants sued Thermolase Corporation for tortious interference with advantageous contractual relationships arising from the Company's agreement with Thermolase Corporation for the supply of cosmetic lasers.

        Discovery has not commenced in regard to this matter, and it is not possible to predict the outcome of this case.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT
NUMBER        EXHIBIT DESCRIPTION
------        -------------------
2.1      Asset Purchase Agreement, dated October 30, 1995, between the Company and Mobile Surgical Services of Central
         Florida, Inc. (1)(5)

2.2      Asset Purchase Agreement, dated March 18, 1996, between the Company and Maasai Inc. (1)(5)

2.3      Asset Purchase Agreement, dated June 10, 1996, between the Company and Mobile Laser Services, Inc. (1)(5)

2.4      Asset Purchase Agreement, dated as of January 21, 1997 among Stone Treatment Center of New England, Inc.,
         Gregory A. Mercurio, Vincent A. Catallozzi, M.D., Alexander Calenda, M.D., Gerald Marsocci, M.D. Joseph C.
         Cambio, M.D. and the Company. (3)(5)

3.1      Amended and Restated Articles of Incorporation of the Company. (1)

3.2      Amended an Restated Bylaws of the Company. (1)

4.1      Specimen of Company Common Stock Certificate. (1)

4.2      Series A Convertible Preferred Stock Purchase Agreement dated July 10, 1992, between the Company and Mapleleaf
         Capital, Ltd. (1)

4.3      Warrant to Purchase 60,000 shares of Series A Convertible Preferred Stock of the Company dated July 10, 1992, between the Company and Mapleleaf Capital, Ltd. (1)

4.4      Series B Convertible Preferred Stock Purchase Agreement, dated November 17, 1995, by and among the Company and
         Satana Corporation, Mapleleaf Capital, Ltd., Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners,
         Montgomery Jessup & Company, L.L.P., Morris Moreland, DLJSC F. B.O. Michael Wallace, IRA, Sid Bonner, Clyde
         Hutchinson, Marc Johnson, Thomas A. Montgomery, Hazelle Blair, Lloyd Jones, Bart Tucker, Jay Farris and Kevin
         O'Brien. (1)

4.5      Warrant to Purchase 468,300 Shares of Common Stock of the Company dated July 10, 1992 between the

         Company and Satana Corporation. (1)

4.6      Warrant to Purchase 23,416 Shares of Common Stock of the Company dated August 15, 1993 between the Company and
         Columbia General Corporation. (1)

4.7      Warrant to Purchase 2,810 Shares of Common Stock of the Company dated October 17, 1993 between the Company and
         Robert J. Mathews, M.D. (1)

4.8      Warrant to Purchase 2,342 Shares of Common Stock of the Company dated May 31, 1994 between the Company and
         Shelly Burks. (1)

4.9      Warrant to Purchase 1,873 Shares of Common Stock of the Company dated May 31, 1994 between the Company and
         Thomas A. Montgomery. (1)

4.10     Warrant to Purchase 6,556 Shares of Common Stock of the Company dated September 1, 1994 between the Company and
         Thomas A. Montgomery. (1)

4.11     Warrant to Purchase 15,561 Shares of Common Stock of the Company dated July 27, 1995 between the Company and
         Paul R. Herchman. (1)

10.1     Amended and Restated Revolving Credit and Term Loan Agreement dated March 20, 1996 between the Company and
         NationsBank of Texas, N.A. (1)

10.2     Agreement between the Company and Coherent Medical Group. (1)

10.3     Master Lease agreement dated July 20, 1995 between the Company and  Cabot Medical Corporation. (1)

10.4     Master Service Agreement dated June 3, 1996 between the Company and Cosmetic Technologies International. (2)(4)

10.5     Joint Venture Agreement dated March 25, 1996 between the Company and Coherent-AMT Inc. (2)(4)

10.6     Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive Plan. (2)(4)

10.7     Employment Agreement between the Company and Paul Herchman. (1)(4)

10.8     Employment Agreement between the Company and Kevin O'Brien. (1)(4)

10.9     Employment Agreement between the Company and Michael G. Wallace. (1)(4)

10.10    Lease Agreement between the Company and Graymont Partners. Ltd. (1)

10.11    Strategic Alliance Agreement, dated as of December 19, 1996, by and between Laserscope and the Company. (3)

10.12    Exclusive Provider Agreement, dated as of January 21, 1997, by and between Thermolase Corporation and the
         Company. (3)

10.13    Strategic Alliance Agreement, dated as of January 1, 1997, by and between Valleylab, Inc. and the Company. (3)

10.14    Exclusive Provider Agreement, dated as of February 9, 1997, by and between Imagyn Medical, Inc. and the
         Company. (3)

11.1     Statement regarding computation of per share earnings. (4)

12.1     Subsidiaries of the Company. (1)

27.1     Financial Data Schedule(4)


-----------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-18545) and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

(4)  Filed herewith.

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

Medical Alliance, Inc.
DATE: May 14, 1997

Signature                               Title

/s/ PAUL R. HERCHMAN
---------------------------------       President and
Paul R. Herchman                        Chief Executive Officer


/s/ MICHAEL G. WALLACE
---------------------------------       Senior Vice President and
Michael G. Wallace                      Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        EXHIBIT DESCRIPTION
------        -------------------
2.1      Asset Purchase Agreement, dated October 30, 1995, between the Company and Mobile Surgical Services of Central
         Florida, Inc. (1)(5)

2.2      Asset Purchase Agreement, dated March 18, 1996, between the Company and Maasai Inc. (1)(5)

2.3      Asset Purchase Agreement, dated June 10, 1996, between the Company and Mobile Laser Services, Inc. (1)(5)

2.4      Asset Purchase Agreement, dated as of January 21, 1997 among Stone Treatment Center of New England, Inc.,
         Gregory A. Mercurio, Vincent A. Catallozzi, M.D., Alexander Calenda, M.D., Gerald Marsocci, M.D. Joseph C.
         Cambio, M.D. and the Company. (3)(5)

3.1      Amended and Restated Articles of Incorporation of the Company. (1)

3.2      Amended an Restated Bylaws of the Company. (1)

4.1      Specimen of Company Common Stock Certificate. (1)

4.2      Series A Convertible Preferred Stock Purchase Agreement dated July 10, 1992, between the Company and Mapleleaf
         Capital, Ltd. (1)

4.3      Warrant to Purchase 60,000 shares of Series A Convertible Preferred Stock of the Company dated July 10, 1992, between the Company and Mapleleaf Capital, Ltd. (1)

4.4      Series B Convertible Preferred Stock Purchase Agreement, dated November 17, 1995, by and among the Company and
         Satana Corporation, Mapleleaf Capital, Ltd., Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners,
         Montgomery Jessup & Company, L.L.P., Morris Moreland, DLJSC F. B.O. Michael Wallace, IRA, Sid Bonner, Clyde
         Hutchinson, Marc Johnson, Thomas A. Montgomery, Hazelle Blair, Lloyd Jones, Bart Tucker, Jay Farris and Kevin
         O'Brien. (1)

4.5      Warrant to Purchase 468,300 Shares of Common Stock of the Company dated July 10, 1992 between the

         Company and Satana Corporation. (1)

4.6      Warrant to Purchase 23,416 Shares of Common Stock of the Company dated August 15, 1993 between the Company and
         Columbia General Corporation. (1)

4.7      Warrant to Purchase 2,810 Shares of Common Stock of the Company dated October 17, 1993 between the Company and
         Robert J. Mathews, M.D. (1)

4.8      Warrant to Purchase 2,342 Shares of Common Stock of the Company dated May 31, 1994 between the Company and
         Shelly Burks. (1)

4.9      Warrant to Purchase 1,873 Shares of Common Stock of the Company dated May 31, 1994 between the Company and
         Thomas A. Montgomery. (1)

4.10     Warrant to Purchase 6,556 Shares of Common Stock of the Company dated September 1, 1994 between the Company and
         Thomas A. Montgomery. (1)

4.11     Warrant to Purchase 15,561 Shares of Common Stock of the Company dated July 27, 1995 between the Company and
         Paul R. Herchman. (1)

10.1     Amended and Restated Revolving Credit and Term Loan Agreement dated March 20, 1996 between the Company and
         NationsBank of Texas, N.A. (1)

10.2     Agreement between the Company and Coherent Medical Group. (1)

10.3     Master Lease agreement dated July 20, 1995 between the Company and  Cabot Medical Corporation. (1)

10.4     Master Service Agreement dated June 3, 1996 between the Company and Cosmetic Technologies International. (2)(4)

10.5     Joint Venture Agreement dated March 25, 1996 between the Company and Coherent-AMT Inc. (2)(4)

10.6     Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive Plan. (2)(4)

10.7     Employment Agreement between the Company and Paul Herchman. (1)(4)

10.8     Employment Agreement between the Company and Kevin O'Brien. (1)(4)

10.9     Employment Agreement between the Company and Michael G. Wallace. (1)(4)

10.10    Lease Agreement between the Company and Graymont Partners. Ltd. (1)

10.11    Strategic Alliance Agreement, dated as of December 19, 1996, by and between Laserscope and the Company. (3)

10.12    Exclusive Provider Agreement, dated as of January 21, 1997, by and between Thermolase Corporation and the
         Company. (3)

10.13    Strategic Alliance Agreement, dated as of January 1, 1997, by and between Valleylab, Inc. and the Company. (3)

10.14    Exclusive Provider Agreement, dated as of February 9, 1997, by and between Imagyn Medical, Inc. and the
         Company. (3)

11.1     Statement regarding computation of per share earnings. (4)

12.1     Subsidiaries of the Company. (1)

27.1     Financial Data Schedule(4)


-----------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-18545) and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

(4)  Filed herewith.

(5) Schedules and similar attachments to this Exhibit have not been filed herewith. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.