Form 10-Q
period 1997-06-30
MEDICAL ALLIANCE INC
filed 1997-08-14
CIK 1018913

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     As of August 4, 1997, there were 6,064,239 shares outstanding of the registrant's common stock, $0.002 par value.

                                     INDEX

                         PART I. FINANCIAL INFORMATION


                                                                                                    PAGE NO.
                                                                                                    --------
ITEM 1.      FINANCIAL STATEMENTS:

             Consolidated Balance Sheets
                   December 31, 1996 and June 30, 1997 (Unaudited)  . . . . . . . . . . . . . . .   3

             Consolidated Statements of Operations -
                 Three and Six months ended June 30, 1996 and 1997  . . . . . . . . . . . . . . .   4
                  (Unaudited)

             Consolidated Statements of Cash Flows
                   Six months ended June 30, 1996 and 1997 (Unaudited)  . . . . . . . . . . . . .   5

             Consolidated Statement of Stockholders Equity (Deficit)  . . . . . . . . . . . . . .   6
                   Six months ended June 30, 1997 (Unaudited)

             Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . .   7

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . .   8

                                                PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .  13

             Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 AND JUNE 30, 1997

ASSETS

                                                                                     DECEMBER 31,       JUNE 30,
                                                                                       1996               1997
                                                                                       ----               ----
                                                                                                       (UNAUDITED)


Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .     $ 20,505,787      $ 16,215,322

  Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           31,000            10,000
  Accounts receivable, less allowance for doubtful accounts
  of $1,859,621 and $3,426,191 respectively . . . . . . . . . . . . . . . . . .     4,414,860         3,094,550
  Prepaid expenses and other current assets  . . . . . . . . . . . . . . . .          461,743           704,017
  Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .          590,195         1,464,796
                                                                                 ------------      ------------
           Total current assets   . . . . . . . . . . . . . . . . . . . . . . .    26,003,585        21,488,685

  Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .     4,550,183         6,133,932
  Other assets:
     Intangible assets, net of amortization of
     $59,080 and $107,464,  respectively  . . . . . . . . . . . . . . . . . . .       154,151           924,305
                                                                                 ------------      ------------
           Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 30,707,919      $ 28,546,922
                                                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY


  Current liabilities:
     Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,447,108      $    979,300

     Accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       983,905         1,527,691
     Current maturities of:
        Capital lease obligations   . . . . . . . . . . . . . . . . . . . . . .       296,717           347,164

     Deferred revenue   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       181,662           226,151
                                                                                 ------------      ------------
           Total current liabilities  . . . . . . . . . . . . . . . . . . . . .     3,909,392         3,080,306
  Capital lease obligations, net of current maturities  . . . . . . . . . . . .        58,777           344,563
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .       654,837           467,689
                                                                                 ------------      ------------
           Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      4,623,006         3,892,558
                                                                                 ------------      ------------

  Stockholders' equity:
  Common stock, $0.002 par value, 30,000,000 shares
     authorized; 5,965,744 and 6,075,895 shares issued and
     outstanding, respectively,  . . . . . . . . . . . . . . . . . . . . . . .         11,948            12,168
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . . . .    25,746,292        26,109,948
  Retained earnings(deficit)  . . . . . . . . . . . . . . . . . . . . . . . . .       392,617        (1,401,808)
  Treasury stock at cost,  25,703 shares  . . . . . . . . . . . . . . . . . . .       (65,944)          (65,944)
                                                                                 ------------      ------------
           Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .     26,084,913        24,654,364
                                                                                 ------------      ------------
           Total liabilities and stockholders' equity  . . . . . . . . . . . .   $ 30,707,919      $ 28,546,922
                                                                                 ============      ============


             SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997
              AND FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997


                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                            JUNE 30                   JUNE 30
                                                                          (UNAUDITED)               (UNAUDITED)
                                                                       1996        1997          1996           1997
                                                                   ----------  -----------    ----------    -----------
    Net revenue . . . . . . . . . . . . . . . . . . . . . . .      $4,437,042  $ 5,282,701    $8,395,480    $10,151,162
                                                                   ----------  -----------    ----------    -----------
    Costs and expenses:

      Salaries and benefits . . . . . . . . . . . . . . . . .       1,410,982    2,640,076     2,748,810      4,431,188
      Selling, general and
         administrative . . . . . . . . . . . . . . . . . . .       1,405,508    2,453,906     2,800,838      4,316,302

      Depreciation and
         amortization . . . . . . . . . . . . . . . . . . . .         369,236      937,289       652,710      1,574,264
      Provision for uncollectible
         accounts . . . . . . . . . . . . . . . . . . . . . .         761,254    1,963,933     1,422,737      2,663,907
                                                                   ----------  -----------    ----------    -----------
         Total costs and
           expenses . . . . . . . . . . . . . . . . . . . . .       3,946,980    7,995,204     7,625,095     12,985,661
                                                                   ----------  -----------    ----------    -----------
         Operating income(loss) . . . . . . . . . . . . . . .         490,062   (2,712,503)      770,385     (2,834,499)
                                                                   ----------  -----------    ----------    -----------

    Other (income) expense:
      Interest income and other,
         net  . . . . . . . . . . . . . . . . . . . . . . . .            (254)    (158,507)      (12,110)      (376,538)

      Interest expense  . . . . . . . . . . . . . . . . . . .          86,541       34,041       150,658         63,384
                                                                   ----------  -----------    ----------    -----------
         Total other (income) expense . . . . . . . . . . . .          86,287     (124,466)      138,548       (313,154)
                                                                   ----------  -----------    ----------    -----------

    Income before income taxes  . . . . . . . . . . . . . . .         403,775   (2,588,037)      631,837     (2,521,345)

    Provision (benefit) for income taxes  . . . . . . . . . .         167,817     (754,940)      262,692       (726,920)
                                                                   ----------  -----------    ----------    -----------
    Net income (loss) . . . . . . . . . . . . . . . . . . . .      $  235,958  $(1,833,097)   $  369,145    $(1,794,425)
                                                                   ==========  ============   ==========    ===========
    Less preferred stock dividend . . . . . . . . . . . . . .         (87,000)           0       (87,000)             0
                                                                   ----------  -----------    ----------    -----------
    Net income (loss) applicable to common stock  . . . . . .      $  148,958  $(1,833,097)   $  282,145    $(1,794,425)
                                                                   ==========  ===========    ==========    ===========

    Net income (loss) per share . . . . . . . . . . . . . . .      $      .04  $      (.29)   $      .08    $      (.29)
                                                                   =========== ============   ==========    ===========

    Weighted average number of
      common shares and common
      share equivalents (in
      thousands)  . . . . . . . . . . . . . . . . . . . . . .           3,560        6,229         3,553          6,222
                                                                   ==========   ==========    ==========    ===========

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                            (UNAUDITED)
                                                                                          1996        1997
                                                                                      ------------ -------------

Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   369,145   $ (1,794,425)

  Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Loss on joint venture  . . . . . . . . . . . . . . . . . . . . . . . . . . .             -0-          56,540
     Provision for uncollectible accounts . . . . . . . . . . . . . . . . . . . .        1,422,737      2,663,907
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .          652,710      1,574,264

     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .          111,442       (726,920)
     Changes in assets and liabilities net of effects from
      acquisitions:
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,253,080)    (1,285,547)
     Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . .         (210,190)      (255,475)

     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . .          504,432     (1,473,310)
     Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,495)        44,488
                                                                                       -----------   ------------
     Net cash provided by (used in) operating activities  . . . . . . . . . . . .          594,701     (1,196,478)
Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,499,190)    (2,355,500)

  Payment for acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (493,840)      (605,978)
  Change in restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,046)        21,000
                                                                                       -----------   ------------
     Net cash used in investing activities  . . . . . . . . . . . . . . . . . . .       (1,997,076)    (2,940,478)
                                                                                       -----------   ------------
Cash flow from financing activities:
  Repayment of capital lease obligations  . . . . . . . . . . . . . . . . . . . .         (151,113)      (241,394)

  Repayment of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .         (183,336)             0
  Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . . .           34,542         87,885
  Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . . . . .        1,728,635            -0-
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (7,022)           -0-
                                                                                       -----------   ------------
     Net cash provided by (used in) financing activities  . . . . . . . . . . . .        1,421,706       (153,509)
                                                                                       -----------   ------------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . .           19,331     (4,290,465)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .        1,385,654     20,505,787
                                                                                       -----------   ------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .      $ 1,404,985   $ 16,215,322
                                                                                       ===========   ============
Supplemental schedule of noncash investing and financing
  activities:

  Capital lease obligations incurred  . . . . . . . . . . . . . . . . . . . . . .           65,000        577,627
The Company has acquired businesses, as follows:
  Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . . . . . .          351,198        828,249
  Goodwill recorded . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          142,642        815,195
Less:

     Cash paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (493,840)      (605,978)
     Fair value of common stock . . . . . . . . . . . . . . . . . . . . . . . .                -0-       (255,000)
                                                                                       -----------   ------------
      Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . . . . .                -0-        782,466
                                                                                       ===========   ============

              SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997


                                                                                RETAINED                      TOTAL
                                                               CAPITAL IN       EARNINGS      TREASURY    STOCKHOLDERS'
                                            COMMON STOCK         EXCESS         (DEFICIT)       STOCK         EQUITY
                                            ------------                        ---------       -----         ------
                                                              OF PAR VALUE
                                                              ------------
                                          SHARES    AMOUNT
                                         -------   -------
 Balance at December 31, 1996  . .      5,965,744  $ 11,948   $ 25,746,292       $   392,617    $(65,944)   $26,084,913

   Issuance of common stock
     (unaudited) . . . . . . . . .         22,174        44        252,183                                      252,227

   Options and Warrants exercised
     (unaudited) . . . . . . . . .         87,977       176        111,473                                      111,649


 Net income (loss) (unaudited) . .                                                (1,794,425)                (1,794,425)
                                        ---------  --------   ------------       -----------    --------    -----------
 Balance at June 30, 1997
     (unaudited)  . . . . . . . .       6,075,895  $ 12,168   $ 26,109,948       $(1,401,808)   $(65,944)   $24,654,364
                                        =========  ========   ============       ===========    ========    ===========





              SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (INFORMATION OF AND FOR THE SIX MONTH PERIOD ENDED

                      JUNE 30, 1996 AND 1997 IS UNAUDITED)



1. UNAUDITED INTERIM FINANCIAL INFORMATION

     The consolidated balance sheet as of June 30, 1997, and the consolidated statements of operations for the three and six months ended June 30, 1996 and 1997, and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1997, and the consolidated statements of stockholders' equity for the six months ended June 30, 1997, have been prepared by the Company without audit. The December 31, 1996 consolidated, condensed balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 1997, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997 the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings Per Share ("APB 15"), and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to the APB 15. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15,1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented. The Company is currently evaluating SFAS 128; however, management does not believe that SFAS 128 will have a material impact on the financial statements of the Company.

     In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is currently reviewing SFAS 130, but has not yet determined when or if it will adopt the provisions of this statement.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                                                       (UNAUDITED)
                                                                                     DECEMBER 31,         JUNE 30,
                                                                                       1996                1997
                                                                                       ----                ----
  Medical equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 5,679,297          $ 7,591,579
  Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,002,466            1,633,358
  Transportation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          64,760               32,909

  Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . .          18,352               44,993
  Equipment under capital leases  . . . . . . . . . . . . . . . . . . . . . .         976,033            1,493,533
                                                                                  -----------          -----------
                                                                                    7,740,908           10,796,372
  Less accumulated depreciation and amortization  . . . . . . . . . . . . . .      (3,190,725)          (4,662,440)
                                                                                  -----------          -----------
  Net property and equipment  . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,550,183          $ 6,133,932
                                                                                  ===========          ===========


Accumulated amortization related to equipment under capital leases was approximately $646,000 and $838,000 at December 31, 1996 and June 30, 1997, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

THREE MONTHS ENDED JUNE 30, 1996 AND 1997

     NET REVENUES. Net revenues increased from $4.4 million for the three months ended June 30, 1996, to $5.3 million for the three months ended June 30, 1997, an increase of $900,000 or 20%. This increase was attributable to the growth in total procedure volume, which increased from 17,642 for the three months ended June 30, 1996, to 23,717 for the three months ended June 30, 1997, an increase of 6,075 or 34%. Medical surgical procedures increased from 6,592 for the three months ended June 30, 1996, to 6,789 for the three months ended June 30, 1997, an increase of 197 or 3%, which contributed to 3% of the total increase in procedure volume. Aesthetic elective procedures increased from 11,050 for the three months ended June 30, 1996, to 16,928 for the three months ended June 30, 1997, an increase of 5,878 or 53%, which contributed to 97% of the total increase in procedure volume.

     The average net revenue per case decreased from $252 for the three months ended June 30, 1996, to $223 for the three months ended June 30, 1997, a decrease of $29 per case or 12%. This decrease was attributable to a change in case mix with aesthetic elective procedures, which had a lower average net revenue per case of $187, compared to $291 for the medical surgical procedures, increasing as a percentage of total procedures from 63% for the three months ended June 30, 1996, to 71% for the three months ended June 30, 1997.

     SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense increased from $1.4 million for the three months ended June 30, 1996, to $2.6 million for the three months ended June 30,1997, an increase of $ 1.2 million or 86%. This increase was due to the hiring of additional field and corporate personnel to support the Company's growth in procedure volume. Total employees for the Company increased from 115 on June 30, 1996, to 183 on June 30, 1997, an increase of 68 or 59%. Furthermore, the Company incurred a $250,000 charge during the three months ended June 30, 1997 for a restructuring of its field operations. This charge includes expenses related to severance packages, relocation allowances, and recruitment fees as a result of the restructuring and realignment of personnel. Salaries and benefits expense as a percentage of net revenues increased from 31.8% for the three months ended June 30, 1996, to 50% for the three months ended June 30, 1997. Without the $250,000 nonrecurring charge, salaries and benefits expense as a percentage of net revenues would have been 45.2% for the three months ended June 30, 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased from $1.4 million for the three months ended June 30, 1996, to $2.5 million for the three months ended June 30, 1997, an increase of $1.1 million or 79%. This increase was partially due to an increase in vehicle expense from $288,000 for the three months ended June 30, 1996, to $498,000 for the three months ended June 30, 1997, an increase of $210,000 or 73%. This increase was necessitated by the increase in field personnel from 79 as of June 30, 1996, to 133 as of June 30, 1997, each of whom is supplied with a van for the delivery of equipment to physicians' offices. In addition, repair and maintenance expense increased from $148,000 for the three months ended June 30, 1996, to $322,000 for the three months ended June 30, 1997, an increase of $174,000 or 118%. This increase was primarily due to the addition of a preventive maintenance contract on equipment to increase operational efficiencies. Also, communications expense increased from $147,000 for the three months ended June 30, 1996, to $277,000 for the three months ended June 30, 1997, an increase of $130,000 or 88%, due to the increase in field personnel. Furthermore, the Company incurred a $250,000 charge during the three months ended June 30, 1997 for a restructuring of its field operations. This charge includes expenses related to the divestiture of certain delivery vans and certain medical equipment currently under operating leases and legal/professional fees related to accounts receivable and managed care initiatives. Selling, general and administrative expense as a percentage of net revenues increased from 31.7% for the three months ended June 30, 1996, to 46.5% for the three months ended June 30, 1997. Without the $250,000 nonrecurring charge, selling, general and administrative expense as a percentage of net revenues would have been 41.7% for the three months ended June 30, 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $369,000 for the three months ended June 30, 1996, to $937,000 for the three months ended June 30, 1997, an increase of $568,000 or 154%. This increase was due to the addition of $1.5 million and $2.4 million in capital equipment during the six months ended June 30, 1996 and six months ended June 30, 1997, respectively and a nonrecurring charge of $150,000 in the three months ended June 30, 1997, related to the redeployment and or disposition of certain medical equipment in selected markets.

     PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts increased from $761,000 for the three months ended June 30, 1996, to $1,964,000 for the three months ended June 30, 1997, an increase of $ 1.2 million or 158%. As a percentage of net revenue, provision for uncollectible accounts increased from 17.2% to 37.2%, due primarily to a nonrecurring charge of $1.2 million to increase reserves for uncollectible accounts. These reserves were necessary to offset a significant shift in the payment trends experienced from certain noncontracted third party payors during the three months ended June 30, 1997. Without the nonrecurring charge of $1.2 million, provision for uncollectible accounts as a percentage of net revenues would have been 14.5% for the three months ended June 30, 1997.

     OPERATING INCOME (LOSS). Operating income decreased from $490,000 for the three months ended June 30, 1996, to a loss of $2.7 million for the three months ended June 30, 1997. As a percentage of net revenues, operating income decreased from 11.0% for the three months ended June 30, 1996, to (51.3%) for the three months ended June 30, 1997. This decrease was primarily due to nonrecurring charges totaling $1.85 million described above. Without these nonrecurring charges of $1.85 million, the operating loss would have been $863,000.

     INTEREST INCOME & OTHER, NET. Interest income and other, net increased from $254 for the three months ended June 30, 1996, to $159,000 for the three months ended June 30, 1997, an increase of $159,000. This increase resulted from interest income on the cash proceeds from the initial public offering which was completed during the fourth quarter of 1996.

     NET INCOME (LOSS). As a result of the items discussed above, the Company's net income decreased from $149,000 for the three months ended June 30, 1996, to a loss of $1.8 million for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1996 AND 1997

     NET REVENUES. Net revenues increased from $8.4 million for the six months ended June 30, 1996, to $10.2 million for the six months ended June 30, 1997, an increase of $1.8 million or 21%. This increase was attributable to the growth in total procedure volume, which increased from 32,909 for the six months ended June 30, 1996, to 44,703 for the six months ended June 30, 1997, an increase of 11,794 or 36%. Medical surgical procedures increased from 12,690 for the six months ended June 30,1996 to 13,296 for the six months ended June 30, 1997, an increase of 606 or 5%, which contributed to 5% of the total increase in procedure volume. Aesthetic elective procedures increased from 20,219 for the six months ended June 30, 1996, to 31,407 for the six months ended June 30, 1997, an increase of 11,188 or 55%, which contributed to 95% of the total increase in procedure volume.


     The average net revenue per case decreased from $255 for the six months ended June 30, 1996, to $227 for the six months ended June 30, 1997, a decrease of $28 per case or 11%. This decrease was attributable to a change in case mix with aesthetic elective procedures, which had a lower average net revenue per case of $189, compared to $280 for the medical surgical procedures, increasing as a percentage of total procedures from 61% for the six months ended June 30, 1996, to 70% for the six months ended June 30,1997.

     SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense increased from $2.7 million for the six months ended June 30, 1996, to $4.4 million for the six months ended June 30, 1997, an increase of $1.7 million or 63%. This increase was due to the hiring of additional field and corporate personnel to support the company's growth in procedure volume. Total employees for the Company increased from 115 on June 30, 1996, to 183 on June 30, 1997, an increase of 68 or 59%. The Company added scheduling coordinators and preverification personnel as a continuation of its efforts to reduce provisions for uncollectible accounts. Furthermore, the Company incurred a $250,000 charge during the six months ended June 30, 1997 for a restructuring of its field operations. This charge includes expenses related to severance packages, relocation allowances, and recruitment fees as a result of the restructuring and realignment of personnel. Salaries and benefits expense as a percentage of net revenues increased from 32.7% to 43.7% due to increases in salaries and benefits expense exceeding the increases in net revenues. Without the $250,000 nonrecurring charge, salaries and benefits expense as a percentage of net revenues would have been 41.2% for the six months ended June 30, 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased from $2.8 million for the six months ended June 30, 1996, to $4.3 million for the six months ended June 30, 1997, an increase of $1.5 million or 54%. Vehicle expense increased from $535,000 for the six months ended June 30, 1996 to $836,000 for the six months ended June 30, 1997, an increase of $301,000 or 56%. This increase was necessitated by the increase in field personnel from 79 as of June 30, 1996, to 133 as of June 30, 1997, each of whom is supplied with a van for the delivery of equipment to physicians' offices. Repair and maintenance expense increased from $260,000 for the six months ended June 30, 1996 to $574,000 for the six months ended June 30, 1997, an increase of $314,000 or 121%. This increase was due primarily to the addition of preventive maintenance contracts on certain equipment to enhance operational efficiencies. Communications expense increased from $281,000 for the six months ended June 30, 1996, to $497,000 for the six months ended June 30, 1997, an increase of $216,000 or 77%. This increase was related to the hiring of additional field personnel. Furthermore, the Company incurred a $250,000 charge during the six months ended June 30, 1997 for a restructuring of its field operations. This charge includes expenses related to the divestiture of certain delivery vans and certain medical equipment currently under operating leases and legal/professional fees related to accounts receivable and managed care initiatives. Selling, general and administrative expense as a percentage of net revenues increased from 33.4% for the six months ended June 30, 1996, to 42.5% for the six months ended June 30, 1997. Without the $250,000 nonrecurring charge, selling, general and administrative expense as a percentage of net revenues would have been 40.1% for the six months ended June 30, 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $653,000 for the six months ended June 30, 1996, to $1.6 million for the six months ended June 30, 1997, an increase of $947,000 or 145%. This increase was due to the addition of $1.5 million and $2.4 million in capital equipment during the six months ended June 30, 1996 and six months ended June 30, 1997, respectively and a nonrecurring charge of $150,000 in the six months ended June 30, 1997, related to the redeployment and or disposition of certain medical equipment in selected markets.

     PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts increased from $1.4 million for the six months ended June 30, 1996, to $2.7 million for the six months ended June 30, 1997, an increase of $1.3 million or 93%. As a percentage of net revenue, provision for uncollectible accounts increased from 16.9% to 26.2%, due to a nonrecurring charge of $1.2 million to increase reserves for uncollectible accounts. These reserves were necessary to offset a significant shift in the payment trends experienced from certain noncontracted third party payors during the second quarter of 1997. Without the nonrecurring charge of $1.2 million, provision for uncollectible accounts as a percentage of net revenues would have been 14.4% for the six months ended June 30, 1997.

     OPERATING INCOME (LOSS). Operating income decreased from $770,000 for the six months ended June 30, 1996 to a loss of $2.8 million for the six months ended June 30, 1997. As a percentage of net revenues, operating income decreased from 9.1% for the six months ended June 30, 1996, to a (27.9%) for the six months ended June 30, 1997. This decrease was primarily due to the nonrecurring charges totaling $1.85 million described above. Without these nonrecurring charges of $1.85 million, the operating loss would have been $984,000.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net increased from $12,000 for the six months ended June 30, 1996, to $377,000 for the six months ended June 30, 1997, an increase of $365,000. This increase resulted from interest income on the cash proceeds from the initial public offering which was completed during the fourth quarter of 1996.

     NET INCOME (LOSS). As a result of the items discussed above, the Company's net income decreased from $282,000 for the six months ended June 30, 1996, to a loss of $1.8 million for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through 1993, the Company's operating expenses significantly exceeded its net revenues, resulting in an accumulated retained deficit of approximately $1.3 million as of December 31, 1993. From 1994 until March 31, 1997, the Company recorded positive earnings, which had resulted in a retained earnings of $431,290 as of March 31, 1997. As of June 30, 1997, the Company has an accumulated retained deficit of $1.4 million, due to the nonrecurring charges of $1.4 million (net of taxes) recorded in the second quarter of 1997. Until October 1996, the Company funded its operations primarily through the private placement of equity securities, bank borrowings and cash provided by operations. Prior to its initial public offering, which was completed on October 11, 1996, the majority of the equity capital raised by the Company had been raised from the private placement of $2.2 million of equity securities, including $750,000 raised in July 1992, and approximately $1.5 million raised in November 1995. The Company obtained a $2.0 million credit facility from NationsBank of Texas, N.A. ("NationsBank") in June 1995. This facility was composed of several tranches bearing interest rates ranging from prime plus 0.5% to prime plus 1.5%. The net proceeds from such facility were used to retire outstanding debt and to purchase medical equipment. The Company's facility with NationsBank was increased to $4.3 million in March 1996. The NationsBank debt was paid off in full during October 1996 with a portion of the net proceeds from the Initial Public Offering.

     Net cash provided by (used in) the Company's operations was $595,000 and $(1,196,000) for the six months ended June 30, 1996 and 1997, respectively. For its investing activities, the Company consumed $1,997,000 and $2,940,000 for the six months ended June 30, 1996 and 1997, respectively, primarily for the purchase of medical equipment and payment for acquisitions. Capital expenditures were $1,499,000 and $2,356,000 for the six months ended June 30, 1996 and 1997, respectively. Net cash provided by (used in) financing activities were $1,422,000 and $(154,000) for the six months ended June 30, 1996 and 1997, respectively. The cash provided from financing activities in such periods were primarily provided by the proceeds from bank borrowings.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

     The Company is the plaintiff in an action entitled Medical Alliance, Inc. vs. Palomar Medical Technologies, Inc. and Cosmetic Technology International, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-9CV0627-D. The Company sued Palomar and CTI ("defendants") regarding a Master Services Agreement ("Agreement") dated June 3, 1996. The Agreement concerned the delivery of a product called the Epilaser, a medical laser for use in hair removal. The Company seeks a declaration from the court that (i) the Agreement required FDA approval for hair removal as a condition to performance and/or formation; and (ii) the Agreement is terminated and of no further force or effect. The Company further seeks a declaration that the Company is not liable to Palomar for any damages allegedly sustained or for expenses incurred pursuant to the Agreement. The Company seeks recovery of its attorneys' fees. Palomar and CTI filed a counterclaim against the Company and a third party complaint against Thermolase Corporation. In the counterclaim, the defendants sued the Company for breach of contract, breach of implied covenant of good faith and fair dealing, and for an equitable accounting. Defendants seek a judgment against the Company for an unspecified amount of compensatory damages, punitive damages, costs including reasonable attorneys' fees, and prejudgment interest. Defendants also seek an accounting from the Company for all gross revenues allegedly received or earned for procedures using the device covered by the Agreement. Further, defendants sued Thermolase Corporation for tortious interference with advantageous contractual relationships arising from the Company's agreement with Thermolase Corporation for the supply of cosmetic lasers. The Company has denied and asserted affirmative defenses to the counterclaim.

     Discovery is not complete in regard to this matter, and it is not possible to predict the outcome of this case.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT
NUMBER           EXHIBIT DESCRIPTION
------           -------------------


2.1      Asset Purchase Agreement, dated October 30, 1995, between the Company and Mobile Surgical Services of Central
         Florida, Inc. (1)(5)
2.2      Asset Purchase Agreement, dated March 18, 1996, between the Company and Maasai Inc. (1)(5)
2.3      Asset Purchase Agreement, dated June 10, 1996, between the Company and Mobile Laser Services, Inc. (1)(5)
2.4      Asset Purchase Agreement, dated as of January 21, 1997 among Stone Treatment Center of New England, Inc.,
         Gregory A. Mercurio, Vincent A. Catallozzi, M.D., Alexander Calenda, M.D., Gerald Marsocci, M.D. Joseph C.
         Cambio, M.D. and the Company. (3)(5)
3.1      Amended and Restated Articles of Incorporation of the Company. (1)
3.2      Amended an Restated Bylaws of the Company. (1)
4.1      Specimen of Company Common Stock Certificate. (1)
4.2      Series A Convertible Preferred Stock Purchase Agreement dated July 10, 1992, between the Company and Mapleleaf
         Capital, Ltd. (1)
4.3      Warrant to Purchase 60,000 shares of Series A Convertible Preferred Stock of the Company dated July 10, 1992, between the Company and Mapleleaf Capital, Ltd. (1)
4.4      Series B Convertible Preferred Stock Purchase Agreement, dated November 17, 1995, by and among the Company and
         Satana Corporation, Mapleleaf Capital, Ltd., Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners,
         Montgomery Jessup & Company, L.L.P., Morris Moreland, DLJSC F. B.O. Michael Wallace, IRA, Sid Bonner, Clyde
         Hutchinson, Marc Johnson, Thomas A. Montgomery, Hazelle Blair, Lloyd Jones, Bart Tucker, Jay Farris and Kevin
         O'Brien. (1)
4.5      Warrant to Purchase 468,300 Shares of Common Stock of the Company dated July 10, 1992 between the Company and
         Satana Corporation. (1)
4.6      Warrant to Purchase 23,416 Shares of Common Stock of the Company dated August 15, 1993 between the Company and
         Columbia General Corporation. (1)
4.7      Warrant to Purchase 2,810 Shares of Common Stock of the Company dated October 17, 1993 between the Company and
         Robert J. Mathews, M.D. (1)
4.8      Warrant to Purchase 2,342 Shares of Common Stock of the Company dated May 31, 1994 between the Company and
         Shelly Burks. (1)
4.9       Warrant to Purchase 1,873 Shares of Common Stock of the Company dated May 31, 1994 between the Company and
         Thomas A. Montgomery. (1)
4.10     Warrant to Purchase 6,556 Shares of Common Stock of the Company dated September 1, 1994 between the
         Company and Thomas A. Montgomery. (1)
4.11     Warrant to Purchase 15,561 Shares of Common Stock of the Company dated July 27, 1995 between the
         Company and Paul R. Herchman. (1)
10.1     Amended and Restated Revolving Credit and Term Loan Agreement dated March 20, 1996 between the Company and NationsBank of Texas, N.A. (1)
10.2     Agreement between the Company and Coherent Medical Group. (1)
10.3     Master Lease agreement dated July 20, 1995 between the Company and Cabot Medical Corporation. (1)
10.4     Master Service Agreement dated June 3, 1996 between the Company and Cosmetic Technologies
         International. (2)
10.5     Joint Venture Agreement dated March 25, 1996 between the Company and Coherent-AMT Inc. (2)
10.6     Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive Plan. (2)
10.7     Employment Agreement between the Company and Paul Herchman. (1)
10.8     Employment Agreement between the Company and Kevin O'Brien. (1)
10.9     Employment Agreement between the Company and Michael G. Wallace. (1)
10.10    Lease Agreement between the Company and Graymont Partners. Ltd. (1)
10.11    Strategic Alliance Agreement, dated as of December 19, 1996, by and between Laserscope and the Company. (3)
10.12    Exclusive Provider Agreement, dated as of January 21, 1997, by and between Thermolase Corporation and the
         Company. (3)

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


------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.

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

Medical Alliance, Inc.
DATE: August 14, 1997

    Signature                                          Title
    ---------                                          ----


          /s/ Paul Herchman                            President and
   ---------------------------------
   Paul R. Herchman                                    Chief Executive Officer



          /s/ Mike Wallace                             Senior Vice President and
    --------------------------------
    Michael G. Wallace                                 Chief Financial Officer

                                EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

11.1    Statement regarding computation of per share earnings.

27.1    Financial Data Schedule.