Form 10-Q
period 1997-09-30
MEDICAL ALLIANCE INC
filed 1997-11-14
CIK 1018913

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                  Yes [X]  No [ ]

As of November 12, 1997 there were 6,131,542 shares outstanding of the registrant's common stock, $0.002 par value.

===============================================================================

                                     INDEX

                         PART I. FINANCIAL INFORMATION



                                                                                                     PAGE NO.
                                                                                                     --------
ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Balance Sheets
                    December 31, 1996 and September 30, 1997 (Unaudited)................................3

              Consolidated Statements of Operations -
                  Three and Nine months ended September 30, 1996 and 1997...............................4
                  (Unaudited)

              Consolidated Statements of Cash Flows
                    Nine months ended September 30, 1996 and 1997 (Unaudited)...........................5

              Consolidated Statement of Stockholders Equity (Deficit)...................................6
                    Nine months ended September 30, 1997 (Unaudited)

              Notes to Consolidated Financial Statements (Unaudited)....................................7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................................................8

                                            PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.........................................................12

              Signatures...............................................................................14

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1997


ASSETS
                                                                    DECEMBER 31,    SEPTEMBER 30,
                                                                       1996            1997
                                                                    ------------    ------------
                                                                                     (UNAUDITED)
Current assets:
    Cash and cash equivalents ...................................   $ 20,505,787    $ 15,610,245
    Restricted cash .............................................         31,000             -0-
    Accounts receivable, less allowance for doubtful accounts
     of $1,859,621 and $3,220,217 respectively ..................      4,414,860       3,114,103
    Prepaid expenses and other current assets ...................        461,743       1,165,557
    Deferred income taxes .......................................        590,195       1,356,032
                                                                    ------------    ------------
          Total current assets ..................................     26,003,585      21,245,937
Property and equipment, net .....................................      4,550,183       5,603,091
Other assets:
    Intangible assets, net of amortization of approximately
    $59,080 and $135,076,  respectively .........................        154,151         896,692
                                                                    ------------    ------------
          Total assets ..........................................   $ 30,707,919    $ 27,745,720
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ............................................   $  2,447,108    $    668,175
    Accrued expenses ............................................        983,905       1,297,642
Current maturities of:
    Capital lease obligations ...................................        296,717         282,934
    Deferred revenue ............................................        181,662         248,734
                                                                    ------------    ------------
          Total current liabilities .............................      3,909,392       2,497,485
Capital lease obligations, net of current maturities ............         58,777         290,598
Deferred income taxes ...........................................        654,837         485,197
                                                                    ------------    ------------
           Total liabilities ....................................      4,623,006       3,273,280
                                                                    ============    ============

Stockholders' equity:
    Common stock, $0.002 par value, 30,000,000 shares
    authorized; 5,965,744 and 6,131,542 shares issued and
    outstanding, respectively, ..................................         11,948          12,280
    Capital in excess of par value ..............................     25,746,292      26,203,103
    Retained earnings (deficit) .................................        392,617      (1,676,999)
    Treasury stock at cost, 25,703 shares .......................        (65,944)        (65,944)
                                                                    ------------    ------------
           Total stockholders' equity ...........................     26,084,913      24,472,440
                                                                    ------------    ------------
           Total liabilities and stockholders' equity ...........   $ 30,707,919    $ 27,745,720
                                                                    ============    ============


              SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
          AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30                   SEPTEMBER 30
                                                            (UNAUDITED)                    (UNAUDITED)
                                                        1996           1997            1996            1997
                                                    ------------   ------------    ------------    ------------
Net revenue .....................................   $  4,454,296   $  4,551,191    $ 12,849,776    $ 14,702,353
Costs and expenses:
  Salaries and benefits .........................      1,405,757      1,948,730       4,154,565       6,379,918
  Selling, general and
     administrative .............................      1,450,565      1,752,813       4,251,405       6,069,115
  Depreciation and
     amortization ...............................        436,531        793,509       1,089,241       2,367,773
  Provision for uncollectible
     accounts ...................................        802,746        612,011       2,225,484       3,275,918
                                                    ------------   ------------    ------------    ------------
     Total costs and
       expenses .................................      4,095,599      5,107,063      11,720,695      18,092,724
                                                    ------------   ------------    ------------    ------------
     Operating income (loss) ....................        358,697       (555,872)      1,129,081      (3,390,371)
Other (income) expense:
  Interest income and other,
     net ........................................         24,853       (205,842)         12,741        (582,380)
  Interest expense ..............................         94,847         25,161         245,505          88,545
                                                    ------------   ------------    ------------    ------------
     Total other (income) expense ...............        119,700       (180,681)        258,246        (493,835)
                                                    ------------   ------------    ------------    ------------

Income(loss) before income taxes ................        238,997       (375,191)        870,835      (2,896,536)
Provision (benefit) for income taxes ............        109,208       (100,000)        371,900        (826,920)
                                                    ------------   ------------    ------------    ------------
Net income(loss) ................................        129,789       (275,191)        498,935      (2,069,616)
Less preferred stock dividend ...................            -0-            -0-         (87,000)            -0-
                                                    ------------   ------------    ------------    ------------
Net income (loss) applicable to common stock ....   $    129,789   $   (275,191)   $    411,935    $ (2,069,616)
                                                    ============   ============    ============    ============
Net income (loss) per share .....................   $        .03   $       (.04)   $        .11    $       (.33)
                                                    ============   ============    ============    ============
Weighted average number of
  common shares and common
  share equivalents (in  thousands) .............          4,349          6,267           3,644           6,204
                                                    ============   ============    ============    ============


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                           (UNAUDITED)
                                                                                       1996            1997
                                                                                   ------------    ------------
Cash flows from operating activities:
  Net income (loss) ............................................................   $    498,935    $ (2,069,616)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Loss on joint venture .....................................................         31,543          56,540
     Provision for uncollectible accounts ......................................      2,225,484       3,275,918
     Depreciation and amortization .............................................      1,089,241       2,367,773
     Deferred income taxes .....................................................        371,900        (826,920)
     Changes in assets and liabilities net of effects from  acquisitions:
     Accounts receivable .......................................................     (3,804,732)     (1,975,161)
     Prepaid expenses and other current assets .................................       (780,139)       (703,814)
     Accounts payable and accrued expenses .....................................        591,624      (1,600,426)
     Deferred revenue ..........................................................         25,879          67,072
                                                                                   ------------    ------------
     Net cash provided by (used in) operating activities .......................        249,735      (1,408,634)
                                                                                   ------------    ------------
Cash flows from investing activities:
  Capital expenditures .........................................................     (1,611,773)     (2,754,484)
  Payment for acquisitions .....................................................       (518,840)       (605,978)
  Change in restricted cash ....................................................         (6,946)         31,000
                                                                                   ------------    ------------
  Net cash used in investing activities ........................................     (2,137,559)     (3,329,462)
                                                                                   ------------    ------------
Cash flows from financing activities:
  Payment of dividends on preferred stock ......................................        (87,000)            -0-
  Repayment of capital lease obligations .......................................       (233,402)       (359,589)
  Repayment of long-term debt ..................................................       (275,000)            -0-
  Purchase of treasury shares ..................................................        (56,994)            -0-
  Proceeds from issuance of common stock .......................................         34,542         202,143
  Proceeds from issuance of long-term debt .....................................      1,978,634             -0-
  Other ........................................................................        (16,969)            -0-
                                                                                   ------------    ------------
     Net cash provided by (used in) financing activities .......................      1,343,811        (157,446)
                                                                                   ------------    ------------
Net decrease in cash and cash equivalents ......................................       (544,013)     (4,895,542)
Cash and cash equivalents at beginning of period ...............................      1,385,654      20,505,787
                                                                                   ------------    ------------
Cash and cash equivalents at end of period .....................................   $    841,641    $ 15,610,245
                                                                                   ============    ============

Supplemental disclosures of cash flow information:
Supplemental schedule of noncash investing and financing activities:
  Capital lease obligations incurred ...........................................   $    130,554    $    577,627
The Company has acquired businesses, as follows:
  Fair value of assets acquired ................................................        351,198         828,249
  Goodwill recorded ............................................................        167,642         815,195
 Less:
    Cash paid ..................................................................       (518,840)       (605,978)
    Fair value of common stock .................................................            -0-        (255,000)
                                                                                   ------------    ------------
  Liabilities assumed ..........................................................   $        -0-    $    782,466
                                                                                   ============    ============



              SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                                                           RETAINED                      TOTAL
                                                                                           EARNINGS      TREASURY    STOCKHOLDERS'
                                                                       CAPITAL IN EXCESS   (DEFICIT)       STOCK        EQUITY
                                                   COMMON STOCK          OF PAR VALUE
                                               ----------------------     -----------     -----------    --------     -----------
                                                SHARES         AMOUNT
                                               ---------      -------
Balance at December 31, 1996 ................. 5,965,744      $11,948     $25,746,292        $392,617    $(65,944)    $26,084,913

  Issuance of common stock                                                                                                252,227
    (unaudited)...............................    22,174           44         252,183

  Options and Warrants exercised (unaudited)..   143,624          288         204,628                                     204,916
Net income (loss) (unaudited) ................                                             (2,069,616)                 (2,069,616)
                                               ---------      -------     -----------     -----------    --------     -----------
Balance at September 30, 1997
  (unaudited)................................. 6,131,542      $12,280     $26,203,103     $(1,676,999)   $(65,944)    $24,472,440
                                               =========      =======     ===========     ===========    ========     ===========





              SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (INFORMATION OF AND FOR THE THREE AND NINE MONTH PERIODS ENDED

                   SEPTEMBER 30, 1996 AND 1997 IS UNAUDITED)



1. UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated balance sheet as of September 30, 1997, and the consolidated statements of operations for the three months and nine months ended September 30, 1996 and 1997, and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1997, and the consolidated statements of stockholders' equity (deficit) for the nine months ended September 30, 1996 and 1997, have been prepared by the Company without audit. The December 31, 1996 consolidated, condensed balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 1997, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings Per Share ("APB 15"), and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to the APB 15. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15,1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented. The Company is currently evaluating SFAS 128; however, management does not believe that SFAS 128 will have a material impact on the financial statements of the Company.

    In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is currently reviewing SFAS 130, but has not yet determined when or if it will adopt the provisions of this statement.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                      (UNAUDITED)
                                                      DECEMBER 31,    SEPTEMBER 30,
                                                          1996            1997
                                                      ------------    ------------
Medical equipment .................................   $  5,679,297    $  7,693,254
Furniture and fixtures ............................      1,002,466       1,714,843
Transportation ....................................         64,760          82,378
Leasehold improvements ............................         18,352          47,420
Equipment under capital leases ....................        976,033       1,493,533
                                                      ------------    ------------
                                                         7,740,908      11,031,428
Less accumulated depreciation and amortization ....     (3,190,725)     (5,428,337)
                                                      ------------    ------------
Net property and equipment ........................   $  4,550,183    $  5,603,091
                                                      ============    ============

Accumulated amortization related to equipment under capital leases was approximately $646,000 and $949,000 at December 31, 1996 and September 30, 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    NET REVENUES. Net revenues increased from $4.5 million for the three months ended September 30, 1996, to $4.6 million for the three months ended September 30, 1997, an increase of $100,000 or 2%. The Company experienced growth in total procedure volume, which increased from 17,644 for the three months ended September 30, 1996, to 21,193 for the three months ended September 30, 1997, an increase of 3,549 or 20%. Medical surgical procedures decreased from 7,258 for the three months ended September 30, 1996, to 6,656 for the three months ended September 30, 1997, a decrease of 602 or 8%. Aesthetic elective procedures increased from 10,386 for the three months ended September 30, 1996, to 14,537 for the three months ended September 30, 1997, an increase of 4,151 or 40%.

    The average net revenue per case decreased from $252 for the three months ended September 30, 1996, to $215 for the three months ended September 30, 1997, a decrease of $37 per case or 15%. This decrease was attributable to a change in case mix with aesthetic elective procedures, which during this period had a lower average net revenue per case of $190 compared to $267 for the medical surgical procedures, increasing as a percentage of total procedures from 59% for the three months ended September 30, 1996, to 69% for the three months ended September 30, 1997.

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense increased from $1.4 million for the three months ended September 30, 1996, to $1.9 million for the three months ended September 30,1997, an increase of $500,000 or 36%. This increase was due to the hiring of additional field and corporate personnel to support the Company's growth in procedure volume. Total employees for the Company increased from 111 on September 30, 1996, to 189 on September 30, 1997, an increase of 78 or 70%. Salaries and benefits expense as a percentage of net revenues increased from 31.6 % to 42.8%.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased from $1.5 million for the three months ended September 30, 1996, to $1.8 million for the three months ended September 30, 1997, an increase of $300,000 or 20%. This increase was due to an increase in vehicle expense from $299,000 for the three months ended September 30, 1996, to $454,000 for the three months ended September 30, 1997, an increase of $155,000 or 52%. This increase resulted from the increase in field personnel from 77 as of September 30, 1996, to 132 as of September 30, 1997, each of whom is supplied with a van for the delivery of equipment to physicians' offices. Also, communications expense increased from $152,000 for the three months ended September 30, 1996, to $227,000 for the three months ended September 30, 1997, an increase of $75,000 or 49%, primarily due to the increase in field personnel as noted above. As a percentage of net revenues, selling, general, and administrative expense increased from 32.6% to 38.5%.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $437,000 for the three months ended September 30, 1996, to $794,000 for the three months ended September 30, 1997, an increase of $357,000 or 82%. This increase was due to the addition of $2.8 million in capital equipment during the nine months ended September 30, 1997.

    PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts decreased from $803,000 for the three months ended September 30, 1996, to $612,000 for the three months ended September 30, 1997, a decrease of $191,000 or 24%. This decrease was primarily due to a decrease in medical surgical revenues from $2,458,000 to $1,776,000, a decrease of $682,000 or 28%. As a percentage of net revenues, provision for uncollectible accounts decreased from 18.0% to 13.4%.

    OPERATING INCOME (LOSS). Operating income decreased from $359,000 for the three months ended September 30, 1996, to an operating loss of $556,000 for the three months ended September 30, 1997, a decrease of $915,000. This decrease was primarily due to an increase in salaries and benefits expense, selling, general and administrative expense and depreciation and amortization as a percentage of net revenues.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net, increased from an expense of $25,000 for the three months ended September 30, 1996, to income of $206,000 for the three months ended September 30, 1997, an increase of $231,000. This increase was primarily due to interest income earned on the net cash proceeds from the Company's initial public offering which was completed during the fourth quarter of 1996.

    INCOME TAX PROVISION (BENEFIT). Income tax provision decreased from $109,000 for the three months ended September 30, 1996, to a benefit of $100,000 for the three months ended September 30, 1997. The Company's effective tax rate decreased from 45.7% for the three months ended September 30, 1996, to a credit equal to 26.7% for the three months ended September 30, 1997.

    NET INCOME (LOSS). As a result of the items discussed above, the Company's net income decreased from $130,000 for the three months ended September 30, 1996, to a net loss of $275,000 for the three months ended September 30, 1997, a decrease of $405,000.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    NET REVENUES. Net revenues increased from $12.8 million for the nine months ended September 30, 1996, to $14.7 million for the nine months ended September 30, 1997, an increase of $1.9 million or 15%. This increase was attributable to the growth in total procedure volume, which increased from 50,553 for the nine months ended September 30, 1996, to 65,896 for the nine months ended September 30, 1997, an increase of 15,343 or 30%. Medical surgical procedures remained unchanged at 19,952 for the nine months ended September 30, 1997 compared to 19,948 for the nine months ended September 30, 1996. Aesthetic elective procedures increased from 30,605 for the nine months ended September 30, 1996, to 45,944 for the nine months ended September 30, 1997, an increase of 15,539 or 50%.

    The average net revenue per case decreased from $254 for the nine months ended September 30, 1996, to $223 for the nine months ended September 30, 1997, a decrease of $31 per case or 12%. This decrease was attributable to a change in case mix with aesthetic elective procedures, which during this period had a lower average net revenue per case of $189 compared to $276 for the medical surgical procedures, increasing as a percentage of total procedures from 61% for the nine months ended September 30, 1996, to 70% for the nine months ended September 30,1997.

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense increased from $4.2 million for the nine months ended September 30, 1996, to $6.4 million for the nine months ended September 30,1997, an increase of $2.2 million or 52%. This increase was due to the hiring of additional field and corporate personnel to support the Company's growth in procedure volume. Total employees for the Company increased from 111 on September 30, 1996, to 189 on September 30, 1997, an increase of 78 or 70%. The Company added scheduling coordinators and preverification personnel during the first quarter of 1997 as a continuation of its efforts to reduce provisions for uncollectible accounts. Furthermore, the Company incurred a $250,000 nonrecurring charge during the second quarter of 1997 for restructuring of its field operations. This charge included expenses related to severance packages, relocation allowances, and recruitment fees resulting from the restructuring of personnel. Salaries and benefits expense as a percentage of net revenues increased from 32.3% to 43.4% due to increases in salaries and benefits expense outpacing the increases in net revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased from $4.3 million for the nine months ended September 30, 1996, to $6.1 million for the nine months ended September 30, 1997, an increase of $1.8 million or 42%. Vehicle expense increased from $834,000 for the nine months ended September 30, 1996, to $1.3 million for the nine months ended September 30, 1997, an increase of $466,000 or 56%. This increase resulted from the increase in field personnel from 77 as of September 30, 1996, to 132 as of September 30, 1997, each of whom is supplied with a van for the delivery of equipment to physicians' offices. Repair and maintenance expense increased from $430,000 for the nine months ended September 30, 1996 to $733,000 for the nine months ended September 30, 1997, an increase of $303,000 or 70%. This increase was due primarily to the addition of annual maintenance contracts on new medical equipment. Communications expense increased from $433,000 for the nine months ended September 30, 1996, to $724,000 for the nine months ended September 30, 1997, an increase of $291,000 or 67%. This increase was related to the hiring of additional field personnel. Furthermore, the Company incurred a $250,000 charge during the second quarter of 1997 for a restructuring of its field operations. This charge includes expenses related to the divestiture of certain delivery vans and legal/professional fees related to accounts receivable and managed care initiatives. Selling, general and administrative expense as a percentage of net revenues increased from 33.1% for the nine months ended September 30, 1996, to 41.3% for the nine months ended September 30, 1997. Without the $250,000 nonrecurring charge, selling, general and administrative expense as a percentage of net revenues would have been 39.6% for the nine months ended September 30, 1997.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $1.1 million for the nine months ended September 30, 1996, to $2.4 million for the nine months ended September 30, 1997, an increase of $1.3 million or 118%. This increase was due to the addition of $2.8 million in capital equipment during the nine months ended September 30, 1997.

    PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts increased from $2.2 million for the nine months ended September 30, 1996, to $3.3 million for the nine months ended September 30, 1997, an increase of $1.1 million or 50%, due to a nonrecurring charge of $1.2 million recorded during the second quarter of 1997 to increase reserves for uncollectible accounts. These reserves were necessary to offset a significant shift in the payment trends experienced from certain noncontracted third party payors during the second quarter of 1997. As a percentage of net revenue, provision for uncollectible accounts increased from 17.3% to 22.3%. Without the nonrecurring charge of $1.2 million, provision for uncollectible accounts as a percentage of net revenues would have been 14.1% for the nine months ended September 30, 1997.

    OPERATING INCOME (LOSS). Operating income decreased from $1.1 million for the nine months ended September 30, 1996, to an operating loss of $3.4 million for the nine months ended September 30, 1997. This decrease was primarily due to an increase in salaries and benefits expense, selling, general and administrative expense, provision for uncollectible accounts and depreciation of new capital equipment as a percentage of net revenues.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net, increased from an expense of $13,000 for the nine months ended September 30, 1996, to income of $582,000 for the nine months ended September 30, 1997, an increase of $595,000. This increase was primarily due to interest income earned on the net cash proceeds from the Company's initial public offering which was completed during the fourth quarter of 1996.

    INTEREST EXPENSE. Interest expense decreased from $246,000 for the nine months ended September 30, 1996, to $89,000 for the nine months ended September 30, 1997, a decrease of $157,000 or 64%. The Company's debt burden decreased from $4.0 million as of September 30, 1996 to $574,000 as of September 30, 1997.

    INCOME TAX PROVISION (BENEFIT). Income tax provision decreased from $372,000 for the nine months ended September 30, 1996, to a benefit of $827,000 for the nine months ended September 30, 1997. The Company's effective tax rate decreased from 42.7% for the nine months ended September 30, 1996, to a credit equal to 28.5% for the nine months ended September 30, 1997.

    NET INCOME (LOSS). As a result of the items discussed above, the Company's net income decreased from $499,000 for the nine months ended September 30, 1996, to a net loss of $2.1 million for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    From its inception through 1993, the Company's operating expenses significantly exceeded its net revenues, resulting in an accumulated retained deficit of approximately $1.3 million as of December 31, 1993. From 1994 until March 31, 1997, the Company recorded positive earnings, which resulted in a retained earnings of $431,290 as of March 31, 1997. As of September 30, 1997, the Company has an accumulated retained deficit of $1.7 million, due primarily to nonrecurring charges of $1.4 million (net of taxes) incurred during the second quarter of 1997. Until October 1996, the Company funded its operations primarily through the private placement of equity securities, bank borrowings and cash provided by operations. Prior to its initial public offering, which was completed on October 11, 1996, the majority of the capital raised by the Company had been raised from the private placement of $2.2 million of equity securities, including $750,000 raised in July 1992 and approximately $1.5 million raised in November 1995. The Company obtained a $2.0 million credit facility from NationsBank of Texas, N.A. ("NationsBank") in June 1995. This facility was composed of several tranches bearing interest rates ranging from prime plus 0.5% to prime plus 1.5%. The net proceeds from such facility were used to retire outstanding debt and to purchase medical equipment. The Company's facility with NationsBank of Texas, N.A. ("NationsBank") was increased to $4.3 million in March 1996. The NationsBank debt was paid off in full during October 1996 with a portion of the net proceeds from the Company's initial public offering.

    Net cash provided by (used in) the Company's operations was $250,000 and $(1,409,000) for the nine months ended September 30, 1996 and 1997, respectively. For its investing activities, the Company consumed $2,138,000 and $3,329,000 for the nine months ended September 30, 1996 and 1997, respectively, primarily for the purchase of medical equipment and payment for acquisitions. Capital expenditures were $1,612,000 and $2,754,000 for the nine months ended September 30, 1996 and 1997, respectively. Net cash provided by (used in) financing activities were $1,344,000 and $(157,000) for the nine months ended September 30, 1996 and 1997, respectively. The cash provided from financing activities in such periods were primarily provided by the proceeds from bank borrowings.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

    The Company is the plaintiff in an action entitled Medical Alliance, Inc. vs. Palomar Medical Technologies, Inc. and Cosmetic Technology International, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-9CV0627-D. The Company sued Palomar and CTI ("defendants") regarding a Master Services Agreement ("Agreement") dated June 3, 1996. The Agreement concerned the delivery of a product called the Epilaser, a medical laser for use in hair removal. The Company seeks a declaration from the court that (i) the Agreement required FDA approval for hair removal as a condition to performance and/or formation; and (ii) the Agreement was terminated and of no further force or effect. The Company further seeks a declaration that the Company was not liable to Palomar for any damages allegedly sustained or for expenses incurred pursuant to the Agreement. The Company seeks recovery of its attorneys' fees. Palomar and CTI filed a counterclaim against the Company and a third party complaint against Thermolase Corporation. In the counterclaim, the defendants sued the Company for breach of contract, breach of implied covenant of good faith and fair dealing, and for an equitable accounting. Defendants seek a judgment against the Company for an unspecified amount of compensatory damages, punitive damages, costs including reasonable attorneys' fees, and prejudgment interest. Defendants also seek an accounting from the Company for all gross revenues allegedly received or earned for procedures using the device covered by the Agreement. Further, defendants sued Thermolase Corporation for tortious interference with advantageous contractual relationships arising from the Company's agreement with Thermolase Corporation for the supply of cosmetic lasers.

    The Company believes it has reached an agreement in principle with regard to the settlement of this litigation, on terms believed by management to be favorable to the Company. Finalization of this agreement is subject to the execution of the appropriate documents by all parties involved and there can be no assurance that all parties will join in the execution of this agreement.

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

--------------------

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

Medical Alliance, Inc.
DATE: November 14, 1997

          Signature                                   Title
          ---------                                   -----
          /s/ PAUL R. HERCHMAN                        President and
          Paul R. Herchman                            Chief Executive Officer



          /s/ MICHAEL G. WALLACE                      Senior Vice President and
          --------------------------                  Chief Financial Officer
          Michael G. Wallace

                               INDEX TO EXHIBITS


EXHIBIT NO.     DESCRIPTION
-----_-----     -----------
11.1           Statement regarding Computation of Per Share Earnings.

27.1           Financial Data Schedule