Form 10-K
period 1997-12-31
MEDICAL ALLIANCE INC
filed 1998-03-31
CIK 1018913

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-K
                              --------------------
(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       or

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________
                         Commission file number 0-21343
                                ----------------
                             MEDICAL ALLIANCE, INC.
             (Exact name of registrant as specified in its charter)

                TEXAS                                          73-1347577
   (STATE OF OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

    2445 GATEWAY DRIVE, SUITE 150
            IRVING, TEXAS                                        75063
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                             ---------------------
        Registrant's telephone number, including area code: 972-580-8999

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

      TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON
 Common Stock, $.002 par value                            WHICH REGISTERED
                                                      Nasdaq National Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 23, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17,088,420 based upon the closing price of $4.00 per share on the Nasdaq National Market. As of March 23, 1998, 6,250,104 shares of the registrant's Common Stock, $0.002 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, scheduled to be mailed on or about April 6, 1998 for the annual meeting of Shareholders of the registrant to be held on May 8, 1998 are incorporated by reference in Part III of this report.
===============================================================================

                             MEDICAL ALLIANCE, INC.

                                TABLE OF CONTENTS

Form 10-K Item                                                            Page
                                                                          ----
PART I

         Item 1   Business ............................................     3
         Item 2   Properties ..........................................    11
         Item 3   Legal Proceedings ...................................    11
         Item 4   Submission of Matters To A Vote of
                    Security Holders...................................    12

PART II

         Item 5    Market For Registrant's Common Stock and
                     Related Stockholder Matters.......................    12
         Item 6    Selected Financial Data ............................    12
         Item 7    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         13
         Item 8    Financial Statements and Supplementary Data ........    17
         Item 9    Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure............    31

PART III

         Item 10.  Directors and Executives of Company.................    31
         Item 11.  Executive Compensation                                  31
         Item 12.  Security Ownership of Certain Beneficial
                     Owners and Management.............................    31
         Item 13.  Certain Relationships and Related
                     Transactions......................................    31

PART IV
         Item 14.  Exhibits, Financial Statements Schedules,
                     and Reports on Form 8-K...........................    31

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Medical Alliance provides a complete range of services used to create temporary surgical environments in physician offices in 40 states and believes it is the leading provider of such services in the United States. The Company's services allow physicians to transfer an increasing number of established surgical procedures from a hospital or outpatient setting to the physician's office. These services include:

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

         The Company is a leader in facilitating the migration of established surgical procedures and the latest advanced medical technologies from hospitals and outpatient surgery centers to a lower-cost setting, the physician's office. An increasing number of minimally invasive procedures are being performed with local anesthesia in physicians' offices using technologically advanced medical equipment. The Company currently maintains a network of approximately 3,000 physicians who have utilized the Company's services and has 141 managed care contracts that in aggregate cover approximately 65 million lives. Currently, physicians in the Company's network perform approximately 7,000 procedures monthly using the Company's services.

         The Company provides its services along two primary business lines: medical surgical and aesthetic elective services. The Company's medical surgical services allow physicians to perform approximately 25 different office-based surgical procedures across numerous specialties, including gynecology, podiatry, urology and otolaryngology. The Company's aesthetic elective services are utilized primarily by plastic surgeons and dermatologists for laser procedures such as skin resurfacing, vascular and pigmented lesion treatment, and tattoo removal. The Company is generally reimbursed for providing its medical surgical services by third-party payors, including through its contracts with managed care organizations, and is paid directly by patients for any required copayments and deductibles. For providing its aesthetic elective services, the Company is generally paid directly by patients or physicians. None of the Company's net revenues is derived from Medicare or Medicaid reimbursement.

         On October 17, 1996, the Company consummated its initial public offering (the "IPO") of 2,000,000 shares (and an additional 300,000 shares in connection with the exercise of the underwriter over-allotment option on November 11, 1996) of the common stock, par value $.002 per share (the "Common Stock") of the Company.

MARKET OVERVIEW

         Medical Surgical. The continued increase in health care costs at a rate significantly higher than that of overall inflation has caused managed care companies, indemnity insurers, government agencies and other payors to employ a variety of strategies designed to reduce the cost and control the utilization of health care services. In particular, payors have created incentives for health care providers to deliver high-quality health care services in lower cost settings. Initially, numerous surgical, diagnostic and other medical procedures that were traditionally performed in a hospital were transferred to an outpatient setting, predominantly the outpatient section of a hospital or an ambulatory surgery center. In continuation of this trend, many established procedures that are performed in an outpatient setting can now be transferred to the physician's office because such procedures can be performed at a lower cost and without the risk of general anesthesia while maintaining the quality of care. The transfer of such procedures to the physician's office has continued to accelerate as a result of: (i) the introduction of advanced medical technology that reduces anesthesia requirements and allows physicians to perform a broader array of office-based procedures, (ii) the development of training programs and clinical protocols for office-based procedures, and (iii) the patient's desire to undergo procedures in a more comfortable setting, with reduced risk, pain and recovery time. The migration of such procedures to the physician's office benefits payors, providers and patients through lower procedure costs (as compared to similar procedures performed in a hospital or outpatient surgery center), increased provider productivity, broader access by physicians and patients to advanced technologies and treatments, and an increased level of patient satisfaction.

         Aesthetic Elective. The Company believes that the number of aesthetic elective procedures performed annually in the United States will continue to grow, primarily due to the development of new technologies for cosmetic procedures, increased public awareness, shorter recovery times and the aging of the "baby boom" generation. According to the American Academy of Cosmetic Surgery Survey, approximately 2.7 million cosmetic procedures were performed in the United States in 1994. The Company believes that a majority of such procedures are or can be performed in a physician's office. According to the American Society of Plastic and Reconstructive Surgeons Survey , patients between the ages of 35 and 50 represented 41% of the cosmetic procedures performed in the United States in 1994, and the number of people who say they approve of cosmetic surgery, either for themselves or others, has increased 50% in the last decade. According to the ASPRS Survey, approximately 36% of the cosmetic procedures performed in 1994 were performed in a physician's office. The Company believes that the vast majority of the aesthetic procedures are performed in an outpatient setting and that such procedures will increasingly be transferred to physician's offices. The benefits derived from performing aesthetic procedures in an office-based setting are similar to those associated with medical surgical procedures, and include lower procedure costs, increased provider productivity, broader access by physicians and patients to advanced technologies and treatments, and an increased level of patient satisfaction.

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

         Expanding the Company's Operations into New Markets. The Company employs a two-phase strategy to enter new markets. In the initial phase, the Company offers aesthetic elective services (which are paid for directly by patients or physicians) while establishing a network of physicians who utilize such aesthetic elective services and seeks to develop relationships with local managed care organizations for the provision of medical surgical services. This initial phase may include acquisitions. In the second phase, the Company negotiates managed care contracts and introduces its medical surgical services to such managed care payors' network physicians and seeks to expand the network of physicians using its medical surgical services. In some cases, the Company will also seek to capitalize on its managed care relationships in existing markets by gaining access to such payors' covered lives in markets not currently served by the Company. This two-phase expansion strategy allows the Company to utilize a single infrastructure to support both business lines and use cash flow generated from aesthetic elective services to offset the relatively higher costs associated with establishing reimbursement of medical surgical services under third-party payor contracts.

         Continuing the Development of Managed Care Contracts. The Company is designated as a preferred provider for medical surgical services in 141 payor contracts, including contracts with health plans owned by United HealthCare Corporation, Prudential Healthcare, CIGNA Healthcare and Blue Cross Blue Shield entities in six states, which contracts cover in aggregate approximately 65 million lives. The Company plans to establish additional contractual relationships with managed care organizations and other third-party payors as a preferred or mandated provider to physicians of office-based surgical services. As a preferred provider, the Company negotiates a pre-determined fee schedule for its services and obtains enhanced access to the payor's physician network in order to market its services directly to such physicians. The Company believes that payors contract with the Company because the Company's services provide a turn-key solution that assists payors in transferring established surgical procedures to a lower cost setting while maintaining the quality of care.

         Establishing Strategic Alliances with Medical Equipment Manufacturers. The Company has strategic alliances with manufacturers and distributors of medical equipment that enable it to provide advanced medical technology to physicians while reducing the risk of ownership to the Company. The Company believes manufacturers often encounter significant challenges in selling sophisticated medical equipment to physicians. Physicians are generally reluctant to purchase such medical equipment because: (i) physicians generally are not able to ensure sufficient procedure volume to recover the cost of acquiring, using and maintaining the equipment, (ii) physicians generally do not want to assume the risk of technological obsolescence, and
(iii) such equipment is generally available to them through hospitals, outpatient surgery centers and mobile medical equipment providers. The manufacturers benefit from the Company's ability to introduce new technology to a large number of physicians in a short period of time thereby increasing the rate of acceptance for the technology.

SERVICES PROVIDED BY THE COMPANY

         The Company offers a complete range of services used to create temporary surgical environments in physicians' offices. The Company facilitates the migration of established outpatient procedures and advanced medical technologies to physicians' offices by providing a broad array of services which enables physicians to provide high quality, cost-effective medical care in their offices. The Company's services include the following:

         On-Site Technical Personnel. The Company provides on-site technical personnel who create the temporary surgical environment in a physician's office, assist the physician in the set-up and operation of medical equipment, and are present during, and document relevant aspects of, the office-based procedure. The Company provides training to its field technicians, including intensive classroom instruction and hands-on training covering various technical and clinical aspects of office-based procedures as well as the Company's surgical services.

         Provision of On-Site Medical Technology. The Company provides medical technology and services that include all of the necessary medical equipment and related instruments, accessories, disposable supplies and technical support for the Company's network physicians to perform certain office-based procedures. The Company has organized its field units into the three configurations listed below, the first two of which are used to provide medical surgical services and the third of which is used to provide aesthetic elective services.

         Office Based Surgical Unit. The Office Based Surgical Unit may be configured utilizing the following technologies: CO2 laser, flashlamp pulsed dye laser, electrosurgical generator, hospital grade smoke evacuator and related instruments and accessories. This equipment is used to perform procedures in gynecology, podiatry, urology and otolaryngology. As of December 31, 1997, the Company had 50 Office Based Surgical Units in service.

         Office Based Endoscopy Unit. The Office Based Endoscopy Unit may be configured utilizing the following technologies: medical digital camera system, video monitor, printer and recorder, CO2 and fluid insufflation, related instruments and accessories, and one of the following endoscopes: hysteroscope, laparascope or arthroscope. This equipment is used to perform procedures in gynecology and podiatry. As of December 31, 1997, the Company had 21 Office Based Endoscopy Units in service.

         Office Based Aesthetic Unit. The Office Based Aesthetic Unit may be configured utilizing the following technologies: KTP/532 laser, Q-Switched Nd:YAG laser, flashlamp pulsed dye laser, UltraPulse CO2 laser, and Erbium Yag laser and related instrumentation and accessories. This equipment is used to perform procedures in plastic surgery and dermatology. As of December 31, 1997, the Company had 118 Office Based Aesthetic Units in service.

         The physician's office simply contacts the Company to schedule the procedure for a specific date and time. Then, the Company preregisters the patient and, if necessary, begins verifying insurance coverage and obtaining any necessary pre-certifications.

         On the day of surgery, the Company sends either an Office Based Surgical Unit (for gynecological, podiatric, urological, and otolaryngological procedures), an Office Based Endoscopy Unit (for minimally invasive gynecological and podiatric procedures), or an Office Based Aesthetic Unit (for cosmetic surgeries and dermatological and podiatric procedures). Each Unit is staffed by an experienced technician who converts a room in the physician's office into a temporary surgical setting according to recognized clinical protocols. The physician is required to inspect the set-up and to test and accept all equipment before using it. During the procedure, the Company's technician remains with the physician to ensure that the technology functions correctly and that all equipment protocols are followed. Then, after the procedure, the technician again follows clinical protocols to return the room to its previous condition or to prepare it for the next procedure.

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

         Establishment of Procedural Safety and Quality Assurance Protocols. The Company has established procedural safety and quality assurance protocols and standards for the use of its surgical services in physicians' offices that are set forth in its Alternate Site Quality Protocol, Standards and Guidelines. The Company utilizes this manual to assist managed care organizations in documenting the Company's operations to satisfy accrediting organizations' requirements. The Company's standard field operating procedures include

Occupational Safety and Health Administration safety procedures incorporating the use of personal protective equipment and sterilization of equipment and provide step-by-step preoperative, intraoperative and postoperative instructions. The Company recognizes that there is an absence of documented office-based procedures and clinical protocols in the physician marketplace, as well as methods for measuring and documenting compliance therewith. Accordingly, the Company has created its Optimal In-Office Surgical Suite Guidelines manual for its network physicians, which includes guidelines, standards and regulations and a comprehensive self-assessment checklist for surgeries performed in the physician's office without general anesthesia. The standards established by the Company serve as guidelines to assist physicians in satisfying quality requirements set by managed care organizations and accrediting authorities, as well as in complying with applicable government regulations and manufacturers' specifications.

         Physician Training Seminars. The Company conducts seminars to train physicians and their staff in the use of medical equipment and related technology provided by the Company through its services and receives a fee from physicians for attending such seminars. Since 1993, approximately 3,700 physicians have participated in over 130 of the Company's seminars. The Company developed and introduced its physician training seminars in response to the high demand for physician training created by the introduction of new medical technology. The Company retains highly qualified physician faculty to conduct these seminars, which present such topics as medical laser physics and safety, light and tissue interaction, clinical applications and treatment parameters, and include procedure demonstrations, as well hands-on laboratory sessions. Physician participants in the Company's seminars generally receive a peer reference manual, video tapes, patient awareness and marketing information, and a certificate that documents completion of the Company's training seminar.

         Physician Credentialing. The Company performs physician credentialing on behalf of managed-care payors, utilizing standards established by its Medical Director which are based upon standards generally recognized by the medical profession. The Company's services are offered only to those practitioners who have provided documentation of certified training and/or competence relevant to the procedures to be performed, including use of the technology provided in conjunction with such services. For certain procedures, the Company requires physicians to maintain hospital or surgery privileges relative to such procedures, including the use of any technology for performance thereof. Physician credentialing information is maintained by the Company and reviewed periodically by the Medical Director and other key personnel.

REIMBURSEMENT AND PAYMENT

          For its services, the Company charges fees that are payable by either the patient, the physician, a managed care organization or an indemnity insurance company. For medical surgical services rendered by the Company pursuant to a contract with a managed care organization, the Company bills the managed care payor based upon a pre-determined fee schedule. For medical surgical services that are reimbursed under an indemnity plan, the Company generally bills and collects 20% of the Company's charges from the patient at the time services are rendered and bills the patient's insurance indemnity carrier for the remaining balance. For aesthetic elective services, generally the Company charges on a per-case basis and its fees are payable by the patient or physician. None of the Company's net revenues is derived from Medicare or Medicaid reimbursement.

SALES AND MARKETING

         The Company currently operates in 40 states. The Company has divided its service area into five regions ("Regions") encompassing an aggregate of 15 districts ("Districts"). The Company maintains an office in each District. Each Region is managed by a Division Vice President or Regional Manager who is responsible for meeting the Company's sales and operational objectives within his or her Region(s).

         Within each District, the Company employs a District Manager, a District Operations Manager, a District Sales Representative and one or more field technicians. The District Manager is responsible for the overall development of the market. The District Operations Manager is responsible for operations management and daily operations within the field operations. District Sales Representatives are designated to oversee the marketing and development of a particular product line or specialty focus within their respective designated geographic area. Field technicians specialize in a particular clinical and/or technical area within their respective designated geographic area and are assigned office based field units for use in their assigned specialties.

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

INFORMATION SYSTEMS

         In 1995 the Company began implementation of an information system that includes a wide area network to link its Districts to its corporate office and information databases. The system is decentralized and allows for data acquisition by field personnel within each District and maintenance of all data captured at a central corporate database that is accessible on a real-time basis. The Company has completed the first four of six implementation phases which included the installation of a network driven by multiple file servers, an in-house voice mail system, software to link the Districts to the corporate billing and collection system and the installation of portable computers to all field personnel. The last two phases of implementation include the integration of the Company's general ledger and financial reporting systems and the installation of an electronic data storage system. The Company anticipates completion of the general ledger and financial reporting systems by the second quarter of 1998. The Company anticipates the installation of the electronic data storage system to be complete by the fourth quarter of 1998.

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

         The Company believes that competition in the provision of services to create temporary office-based surgical environments is based on the price, quality, breadth and availability of services. The Company considers its comprehensive high quality services, trained on-site technical personnel, "per case" billing for certain services and strategic relationships with payors and medical device manufacturers to be important factors in enabling it to compete effectively. The Company believes that it is the only national provider of medical surgical services for use in performing office-based procedures that has developed contracts with managed care organizations.

INSURANCE

         The Company maintains professional, general and product liability insurance in amounts deemed appropriate by management. The Company carries an aggregate of $10 million of general and public liability insurance coverage, which covers premises, operations and product liability, and a $2 million professional liability insurance policy.

EMPLOYEES

         As of December 31, 1997, the Company had 171 employees, including 109 employees in field operations.

EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the executive officers of the Company.

NAME                              AGE     POSITION
----                              ---     --------

Paul R. Herchman.................  41     Chairman of the Board and Chief
                                          Executive Officer

Gary B. Hill ....................  48     President, Chief Operating Officer
                                          and Director

David A. Kallenberger, M.D.......  48     Medical Director and Director

Michael G. Wallace...............  33     Senior Vice President, Chief
                                          Financial Officer and Treasurer

         PAUL R. HERCHMAN is a co-founder of the Company and has served as Chairman of the Board, Chief Executive Officer since its inception in 1989. Mr. Herchman served as President from 1989 until December 1997. In addition, Mr. Herchman is a member of the Compensation Committee. From 1986 to 1989, Mr. Herchman was a sales representative for Sun Medical, Inc., a distributor of medical equipment. Prior thereto, Mr. Herchman served in sales positions with Chesebrough-Ponds USA Co. in its Hospital Products Division, from 1984 to 1986, and with Johnson & Johnson in its Ortho Pharmaceutical Division, from 1982 to 1984. Mr. Herchman received a Bachelor of Science degree from Texas Tech University.

         GARY B. HILL has served as President and Chief Operating Officer of the Company since December 1997. From January 1994 to April 1996, Mr. Hill served as President of the North Texas Division of Columbia/HCA. Prior thereto, Mr. Hill was Senior Vice President of Region II for Galen Health Care Inc. and Columbia from 1992 to 1994. From 1976 to 1992, Mr. Hill served in various capacities with Humana Inc., most recently as Vice President for its hospital and insurance operations in central Kentucky and Cincinnati. Mr. Hill received a Bachelor of Science degree from the University of North Alabama. Mr. Hill was elected to serve as a director of the Company in February of 1998.

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

         MICHAEL G. WALLACE has served as the Treasurer of the Company since April 1993, as Senior Vice President since November 1995 and as the Chief Financial Officer since June 1996. From April 1993 to November 1995, Mr. Wallace also served as Vice President of Finance. From June 1991 to April 1993, Mr. Wallace served as Senior Accountant for Medical Care America, Inc., an owner-operator of outpatient surgery centers, and as a Regional Accountant for Medical Care America, Inc., from January 1990 to June 1991. From 1988 to 1990, Mr. Wallace served as an accountant for Woodland Investment Company. Mr. Wallace has served as a director of Global Healthnet, Inc., a software service company in the health care industry, since March 1996. Mr. Wallace has also served as a director of OHA Grantor Trust, Inc. since October 1997. Mr. Wallace is a Certified Public Accountant and received a Bachelor of Business Administration degree from Southwest Texas State University.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

         This report contains forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements of the Company could materially differ from those expressed or implied in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report.

         Uncertainty of Market Acceptance. There can be no assurance that any of the Company's existing or future services will gain or maintain market acceptance among physicians, patients and third-party payors. The Company believes that market acceptance of office-based procedures, including those performed using the Company's services, depends upon various factors including:
(i) the Company's ability to provide evidence to the medical community of the efficacy of the office-based procedures and the corresponding benefits to payors, physicians and patients, (ii) the willingness of physicians to perform and patients to undergo procedures in the physician's office which have traditionally been performed in a hospital or outpatient facility, (iii) the willingness of physicians to perform and patients to undergo procedures under local rather than under general anesthesia, (iv) the willingness of physicians to utilize the Company's services rather than perform office-based procedures utilizing their employees and medical equipment, and (v) the continued availability of third-party reimbursement for certain procedures performed using the Company's services.

         Acquisition, Obsolescence and Regulation of Advanced Technology. The Company's future success will depend in large part on the Company's ability to provide advanced medical technology to physicians. The medical device industry is characterized by rapid and significant technological change. The acquisition of medical technology requires substantial expenditures, and there can be no assurance that the Company will be successful in identifying, acquiring and receiving timely delivery of technology for which sufficient demand will exist and that such technology will not become obsolete during its anticipated product life cycle. Currently, there are alternative technologies to those offered by the Company. Such technologies may gain broader market acceptance, which could have a material adverse effect on the Company's operating results or financial condition. There can be no assurance that the company's strategy to obtain medical technology through relationships with medical equipment manufacturers and distributors will be successful or , if successful, that such relationships can be maintained. In addition, the medical equipment utilized by the Company requires approval by the Food and Drug Administration (the "FDA"), and there can be no assurance that such medical equipment will receive or retain FDA approval for desired current and future applications. The loss of any FDA approval for such equipment could have a material adverse effect on the Company's operating results or financial condition, as the Company would be unable to utilize such equipment in the provision of its services. Furthermore, the medical equipment industry has been characterized by extensive litigation regarding patents and other intellectual property rights. There can be no assurance that manufacturers or distributors of medical equipment utilized by the Company will obtain or retain patents or other intellectual property rights related to the equipment used by the Company. See "- Regulation of and Change in the Health Care Industry" and "Business - Business Strategy - Establishing Strategic Alliances with Medical Equipment Manufacturers."

         Inability to Manage Growth. The Company has recently experienced, and may continue to experience, growth in its geographic area of operations, the breadth of services it provides and the number of its employees. During 1997, the Company introduced three new services and increased its employee base by approximately 45%. To accommodate this recent growth, compete effectively and manage any future growth, the Company will be required to continue to implement and improve operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, and manage its work force, the failure of any of which could have a material adverse effect on the Company's operating results or financial condition.

         Uncertainty of Acquisitions. The Company's strategy has included and will continue to include growth through acquisitions. There can be no assurance that the Company will be able to successfully identify, complete or integrate any acquisition. In addition, there can be no assurance that any future acquisition will not have a material adverse effect upon the Company's operating results or financial condition, particularly during the period in which the operations of the acquired business are being integrated into the Company. Furthermore, the Company's ability to make acquisitions may depend upon its ability to obtain financing, and there can be no assurance that financing will be available to the Company on acceptable terms, or at all.

         Competition. The market for aesthetic elective services is highly competitive due to: (i) low barriers to entry, (ii) low capital requirements, and (iii) high profitability. Currently, the Company believes its competition is primarily comprised of small, locally based equipment rental companies. Competition in the provision of medical surgical services may also increase because these services are becoming more accepted by physicians, patients and third-party payors and because the medical equipment used in providing such services is readily available from various sources. The Company competes with companies that offer medical equipment to physicians' offices on either a rental or a fee-for-services basis, and with hospitals and surgery centers that provide comparable surgical services. The Company also competes with other providers in the health care industry for access to technology, relationships with third-party payors and relationships with physicians. Any of these competitors may have greater financial and other resources than the Company. The health care industry is highly competitive and is subject to continuing changes in the manner in which health care services are provided and the manner in which providers are selected and paid. There can be no assurance that competition will not adversely affect the Company's operating results or its ability to maintain or increase net revenues.

         Reimbursement Risk. The Company generally receives payment directly from the patient or physician for its aesthetic elective services. In those instances where payment is not received at the time of the service, the Company will invoice the responsible party. If the invoice is not paid, the account is subject to write-off as an uncollectible account. The Company relies almost exclusively on third party payors for payment for its medical surgical services. If the claim is invoiced to a noncontracted payor, (i.e., a noncontracted managed care plan or an indemnity plan), the claim is subject to denial by the payor. Denial of reimbursement may occur, among other reasons, because of the claim examiner's lack of understanding regarding the Company's services or the lack of a contractual arrangement with a managed care company. To the extent any third party payor ultimately fails to recognize or accept Company's services as being reimbursable, the Company may not be able to collect fees for its services. In addition, the health care industry is experiencing a trend toward cost containment, and third-party payors are seeking to reduce the cost and control the utilization of health care services and to negotiate reduced payment schedules with service providers. Reduced payment schedules could result in lower revenues for the Company. There can be no assurance that the Company will be able to negotiate satisfactory arrangements with managed care organizations or other third-party payors under such conditions, or at all. See "Business - Business Strategy - Continuing the Development of Managed Care Contracts."

         Dependence on Key Personnel. The Company's future performance is substantially dependent upon the continued services of its senior management and other key personnel. Because the Company has a relatively small number of employees, its dependence on retaining its employees is particularly significant. The Company's success will depend, in part, on its ability to attract and retain qualified management and professional personnel. In addition, there can be no assurance that the Company's current employees will continue to work for the Company. The loss of the services of one or more of the Company's key employees could adversely affect the Company's operating results or financial condition. Further, the Company's growth in revenue has resulted, to a significant degree, from the hiring and training of new field personnel. The Company's continued growth will depend, in part, on its ability to attract and retrain high quality field and other personnel. The Company may need to grant additional stock options to key employees and to provide similar or other forms of incentive compensation to attract and retain key personnel.

         Fluctuations in Quarterly Results; Volatility of Stock Price. The Company's quarterly revenues and operating results have varied significantly in the past and may continue to do so in the future. As a result, the Company's stock price may by subject to significant volatility, particularly on a quarterly basis. Quarterly revenues and operating results will depend upon, among other factors: (i) seasonal demand for the Company's services, (ii) the timing of new service introductions by the Company, (iii) the timing of regulatory and third-party reimbursement approvals, (iv) the timing of acquisitions or entry into new markets, and (v) the timing of expenditures for medical equipment. A shortfall in revenues from anticipated levels, changes in general conditions in the economy or the health care industry, or other developments affecting the Company or its competitors, could cause the market of the Common Stock to fluctuate substantially.

         Regulation of and Change in Health Care Industry. The health care industry is subject to extensive federal and state regulation. The Company's services generally are not directly subject to health care rules or regulations, although such rules and regulations apply to the equipment provided to physicians by the Company and to the medical personnel utilizing the Company's services and products and therefore may indirectly affect the Company's business. In addition, promulgation of new laws and regulations, or changes in or reinterpretations of existing laws or regulations, may directly or indirectly affect the Company's business, operating results or financial condition. Further, the Company's services involve the handling of chemical and biological substances, thereby subjecting the Company to certain labor and environmental regulations. See - "Hazardous Materials." There can be no assurance that a review of the Company's operations by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company.

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

         Subject to certain statutory exceptions, physicians who have a financial relationship with an entity providing health services are prohibited by federal law (the "Stark II Legislation") from referring or admitting patients to that entity for the furnishing of certain designated services reimbursable under Medicare or Medicaid, as well as certain other federally assisted state health care programs. Possible sanctions for violations for the Stark II Legislation include civil monetary penalties, exclusion from the Medicare and Medicaid programs, and forfeiture of all amounts collected in violation of such prohibition. Federal law generally prohibits certain activities under Medicare and Medicaid programs (the "Fraud and Abuse Statutes"). Violations of anti-kickback legislation are felonies punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare or Medicaid programs. Several states in which the Company operates prohibit the corporate practice of medicine except by professional medical corporations or associations. Several states in which the Company operates also prohibit physicians from splitting fees with non-physicians. Although the Company has attempted to structure its business relations with physician groups to comply with the Stark II Legislation, the Fraud and Abuse Statutes, and the state corporate-practice-of-medicine and fee-splitting laws, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the Company's practices or that other laws or regulations will not be enacted in the future which could have a material adverse effect on the Company's operating results or financial condition.

         While the Company does not currently derive any of its net revenues from Medicare or Medicaid programs, and therefore it is not subject to such federal legislation, there can be no assurance in the future that : (i) future legislation may not be expanded to include health care services other than those subject to Medicare or Medicaid reimbursement, (ii) the Company will not derive net revenues from Medicare or Medicaid reimbursements, or (iii) managed care providers with which the Company has contracts will not contract with Medicare or Medicaid.

         Certain of the states in which the Company currently operates or may operate in the future have laws which prohibit physicians who have financial relationships with an entity that provides health care services from referring patients to that entity and that prohibit arrangements which provide remuneration to physicians in order to induce the referral of business. Possible sanctions for violation of these laws include civil monetary penalties, forfeiture of amounts collected in violation of such laws and the requirement that the Company discontinue the prohibited activity. Although the Company believes it has structured its existing business relations with physician groups to comply with these laws, there can be no assurance that such laws will be interpreted in a manner consistent with the Company's practices. Such laws in states where the Company may conduct operations in the future could prohibit the Company from structuring its business relations with physician groups in the same manner in which it conducts its current operations. Accordingly, such prohibitions could adversely affect the future growth of the Company.

         In addition, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future, which change could adversely affect the Company's operations, financial condition, business opportunities or future expansion. As consolidation among physician provider groups continues and provider networks continue to be created, purchasing decisions may shift to persons with whom the Company has not had prior contact. There can be no assurance that the Company will be able to maintain its physician, payor or manufacturer relationships under such circumstances. See - "Risk of Acquiring Advanced Technology," - "Competition" and "Business - Government Regulation."

ITEM 2. PROPERTIES

        The Company leases 18 offices within its service area that range in size from approximately 200 to 10,000 square feet under agreements with varying terms and renewal options, and annual rents ranging from $2,700 to $134,487. The Company currently leases approximately 10,000 square feet for its corporate executive offices located in Irving, Texas. The lease agreement for its corporate headquarters stipulates annual rental payments that increase from $124,525 to $134,487 during the term of the lease, which expires in 2002.

ITEM 3. LEGAL PROCEEDINGS

        As of date hereof, there are no legal proceedings pending against or involving the Company that, in the opinion of management, could have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        The Common Stock began trading on the Nasdaq National Market on October 11, 1996 under the symbol "MAII". The initial public offering price was $11.00 per share. The high and low closing sales prices (excluding retail markup, markdowns and commissions) for the period October 11, 1996 to December 31, 1997 are as follows:

                                                      High          Low
                                                      ----          ---
Fourth Quarter - October 11, 1996 to                  $12.50        $10.75
                 December 31, 1996

Fiscal year ended December 31, 1997
                 First Quarter                        $16.25        $11.00
                 Second Quarter                        10.00          3.38
                 Third Quarter                          4.00          3.38
                 Fourth Quarter                         5.00          3.43

        As of March 23, 1998, approximately 6,250,104 shares of Common Stock were outstanding and held by approximately 106 holders of record.

        The Company did not pay cash dividends on its Common Stock during 1996 and 1997. The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of the Company's business. Consequently, the Company does not anticipate that cash dividends will be paid on the Company's common stock in the foreseeable future.

     On January 21, 1997, the Company issued 22,174 shares of Common Stock as partial consideration for the purchase of substantially all the assets of Stone Treatment Centers of New England, Inc. ("Stone Treatment"). These securities were issued to the shareholders of Stone Treatment in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

     In March of 1997, the Company sold the following amounts of shares of Common Stock, at $1.28 per share, to the following persons: 23,415 shares to Columbia General Corporation ("CGC") pursuant to a warrant granted CGC on August 18, 1993; 2,810 shares to Bob Mathews pursuant to a warrant granted Mr. Mathews on October 18, 1993; 5,151 shares to Tom Montgomery pursuant to warrants granted Mr. Montgomery in May and August of 1994; and 2,342 shares to Shelly Burks pursuant to a warrant granted Ms. Burks on May 31, 1994. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

     The Company commenced its IPO on October 11, 1996 pursuant to a Registration Statement on Form S-1 (file number 333-9815) which was declared effective by the Securities and Exchange Commission on October 9, 1996. The Company sold an aggregate of 2,300,000 shares of Common Stock in the IPO at an initial price to the public of $11.00 per share. The IPO has terminated and all shares have been sold. The managing underwriters of the IPO were Bear, Stearns & Co., Inc. and Equitable Securities Corporation. Aggregate proceeds from the IPO were $25,300,000, which includes $3,300,000 in aggregate proceeds due to the exercise of the underwriters' option to purchase shares to cover over-allotments. The Company paid underwriters' discounts and commissions of $1,771,000 and other expenses of approximately $490,000 in connection with the IPO. Net proceeds to the Company in the IPO were $23,039,000.

     From October 9, 1996, the effective date of the Registration Statement, to December 31, 1997, the ending date of the reporting period, the approximate amount of net offering proceeds used were $8.6 million, which were used as follows: $3.5 million used to pay off in full the NationsBank debt, $4.5 million used to purchase medical equipment and $600,000 to acquire other companies.
See "Management Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the Company for the periods and at the dates indicated. The Company's statement of operations data for each of the years in the five year period ended December 31, 1997 and its balance sheet data as of December 31, 1993, 1994,1995, 1996, and 1997 are derived from the Company's financial statements which have been audited by Coopers & Lybrand L.L.P., independent certified public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.

                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                     1993          1994        1995         1996          1997
                                                     ----          ----        ----         ----          ----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net Revenues                                        $3,720       $5,262      $11,177       $17,350      $18,821
Costs and Expenses:
     Salaries and benefits                           1,643        2,005        3,721         5,137        8,353
     Selling, general, and administrative            1,214        1,817        3,620         5,510        7,857
     Depreciation and amortization                     333          293          719         1,595        3,152
     Provision for uncollectible accounts              551          781        1,885         3,408        3,871
                                                    ------       ------      -------       -------      -------
         Total costs and expenses                    3,741        4,896        9,945        15,650       23,233
                                                    ------       ------      -------       -------      -------
         Operating income (loss)                      (21)          365        1,232         1,700      (4,412)
Other (income) expense:
     Interest income and other, net                    (2)          (6)           12         (172)        (778)
     Interest expense                                  158          179          247           270          111
                                                    ------       ------      -------       -------      -------
         Income (loss) before income taxes           (177)          192          973         1,602      (3,745)
Income tax expense (benefit)                          (26)            -          395           683        (848)
                                                    ------       ------      -------       -------      -------
         Net income (loss)                          $(150)         $192         $578          $919     ($2,897)
                                                    ======       ======      =======       =======      =======
Net income (loss) applicable to common stock        $(225)         $117         $311          $832     ($2,897)
                                                    ======       ======      =======       =======      =======
Earnings (loss) per share (basic)                   $(.13)         $.06         $.15          $.26       $(.48)
                                                    ======       ======      =======       =======      =======
Earnings (loss) per share (diluted)                 $(.13)         $.06         $.11          $.26       $(.48)
                                                    ======       ======      =======       =======      =======

Weighted average number of common shares
outstanding (basic)                                  1,789        1,844        2,117         3,215        6,061
Weighted average number of common shares
outstanding (diluted)                                2,523        3,290        3,690         3,559        6,293

Dividends declared on convertible preferred stock      $75          $75          $87           $87           $0



                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                     1993         1994        1995          1996         1997
                                                     ----         ----        ----          ----         ----
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.................           $101         $109       $1,409       $20,537      $14,903
Working capital...........................            121          126        1,913        22,094       17,575
Total assets .............................          1,544        2,698        6,443        30,708       26,505
Total debt and capital lease
  obligations.............................          1,101        1,566        2,354           355          489
Convertible preferred stock...............              1            1            2             -            -
Retained earnings (deficit)...............         (1,297)      (1,105)        (526)          393       (2,504)
Total shareholders' equity (deficit)......           (154)         123        2,431        26,085       23,678

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company commenced operations in Oklahoma in August 1989 by providing medical surgical services to gynecologists in their offices. The Company's initial focus was to develop contracts with managed care organizations and other third-party payors and to expand into new markets. By the end of 1991, the Company had operations in 14 states. The Company continued to expand its range of services, and introduced during 1993 its second business line by offering aesthetic elective services. Currently, the Company provides medical surgical and/or aesthetic elective services in 40 states to a network of approximately 3,000 physicians.

RESULTS OF OPERATIONS

          The following table sets forth certain statement of operations data expressed as a percentage of net revenues for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                         1994        1995         1996         1997
                                                         ----        ----         ----         ----
Net revenues.......................................     100.0%       100.0%       100.0%       100.0%
Salaries and benefits expense......................      38.1         33.3         29.6         44.4
Selling, general and administrative expense........      34.5         32.4         31.8         41.7
Depreciation and amortization......................       5.6          6.4          9.2         16.7
Provision for uncollectible accounts...............      14.8         16.9         19.6         20.6
Operating income (loss)............................       6.9         11.0          9.8        (23.4)
Interest expense...................................       3.3          2.3          1.6          0.6
Income tax expense (benefit).......................       -            3.5          3.9         (4.5)
Net income (loss)..................................       3.7          5.2          5.3        (15.4)

YEARS ENDED DECEMBER 31, 1997 AND 1996

         Net Revenues. Net revenues increased from $17.4 million for the year ended December 31, 1996, to $18.8 million for the year ended December 31, 1997, an increase of $1.4 million or 8%. This increase was primarily attributable to growth in procedure volume, which increased from 68,585 for the year ended December 31, 1996, to 85,819 for the year ended December 31, 1997, an increase of 17,234 or 25%. Medical surgical procedures remained flat at 27,010 for the year ended December 31, 1997 compared to 26,769 for the year ended December 31, 1996. Aesthetic elective procedures increased from 41,816 for the year ended December 31, 1996, to 58,809 for the year ended December 31, 1997, an increase of 16,993 or 41%.

         The average net revenue per case decreased from $253 for the year ended December 31, 1996, to $219 per case for the year ended December 31, 1997, a decrease of $34 or 13%. This decrease was attributable to a change in case mix to include a larger percentage of aesthetic elective procedures. The average net revenue per case for aesthetic elective procedures was $191 during 1997, compared to average net revenue per case for medical surgical procedures of $261 during 1997.

         Salaries and Benefits Expense. Salaries and benefits expense increased from $5.1 million for the year ended December 31, 1996, to $8.4 million for the year ended December 31, 1997, an increase of $3.3 million or 65%. This increase was primarily attributable to an increase in the total number of employees from 118 as of December 31, 1996, to 171 as of December 31, 1997, an increase of 45%.The Company added scheduling coordinators and preverification personnel during the first quarter of 1997 as a continuation of its efforts to reduce provisions for uncollectible accounts. In addition, each medical surgical district added a district operations manager to relieve the district manager of operational responsibility. Furthermore, the Company incurred a $250,000 nonrecurring charge during the second quarter of 1997 for a restructuring of its field operations. This charge included expenses related to severance packages, relocation allowances, and recruitment fees as a result of the restructuring and realignment of personnel. Finally, 25 technicians were added in the first quarter to accommodate growth anticipated, but not realized, from the national rollout of the Softlight laser for hair removal. Salaries and benefits expense as a percentage of net revenues increased from 29.6% to 44.4% due to the reasons discussed above.

         Selling, General and Administration. Selling, general and administrative expense increased from $5.5 million for the year ended December 31, 1996, to $7.9 million for the year ended December 31, 1997, an increase of $2.4 million or 44%. The following items were attributable to the increase in selling, general, and administrative expenses:

         Vehicle expense increased from $1.1 million for the year ended December 31, 1996 to $1.7 million for the year ended December 31, 1997, an increase of $600,000 or 55%. This increase was primarily due to an increase in field personnel from 77 as of December 31, 1996 to 109 as of December 31, 1997, an increase of 32 or 42%.

         Repair and maintenance expense increased from $610,000 for the year ended December 31, 1996 to $966,000 for the year ended December 31, 1997, an increase of $356,000 or 58%. This increase was due primarily to the addition of annual service contracts on medical equipment that was previously covered under manufacturers warranty.

         Communications expense increased from $584,000 for the year ended December 31, 1996 to $944,000 for the year ended December 31, 1997, an increase of $360,000 or 62%. This increase was primarily due to an increase in field personnel and communication costs related to the Company's wide area network linking its district's offices to its corporate office and information database.

         Professional fees increased from $288,000 for the year ended December 31, 1996, to $956,000 for the year ended December 31, 1997, an increase of $668,000 or 232%. This increase was primarily due to the additional costs related to being a publicly held company. Furthermore, the Company incurred a $250,000 nonrecurring charge during the second quarter of 1997 which included professional fees related to accounts receivable and managed care initiatives.

         Occupancy costs increased from $156,000 for the year ended December 31, 1996, to $327,000 for the year ended December 31, 1997, an increase of $171,000 or 110%. This increase was primarily attributable to field offices added in January of 1997.

         Depreciation and Amortization. Depreciation and amortization increased from $1.6 million for the year ended December 31, 1996, to $3.2 million for the year ended December 31, 1997, an increase of $1.6 million or 100%, resulting from the addition of approximately $3.3 million in new medical equipment during the year ended December 31, 1997.

         Provision for Uncollectible Accounts. Provision for uncollectible accounts increased from $3.4 million for the year ended December 31, 1996, to $3.9 million for the year ended December 31, 1997, an increase of $500,000 or 15%. As a percentage of net revenue, provision for uncollectible accounts increased from 19.6% for the year ended December 31,1996 to 20.6% for the year ended December 31, 1997. During the second quarter of 1997, the Company recorded a $1.2 million nonrecurring charge to increase reserves for uncollectible accounts. These additional reserves were necessary to offset a significant shift in the payment trends experienced from certain third party payors during the second quarter of 1997. Without the nonrecurring charge of $1.2 million, provision for uncollectible accounts as a percentage of net revenues would have been 14.2% for the twelve months ended December 31, 1997. This decrease is primarily attributable to the Company's new processes including scheduling, preregistration, and preverification.

         Operating Income (Loss). As a result of the items discussed above, including but not limited to the additional infrastructure added for anticipated, but not realized, growth, operating income decreased from $1.7 million for the year ended December 31, 1996, to a loss of $4.4 million for the year ended December 31, 1997, a decrease of $6.1 million.

         Interest Income & Other, Net. Interest income and other, net increased from $172,000 for the year ended December 31, 1996, to $778,000 for the year ended December 31, 1997, an increase of $606,000 or 352%. This increase was due mainly to interest being earned on the initial public offering proceeds for the full calendar year of 1997.

         Income Tax Provision. Income tax provision decreased from $683,000 for the year ended December 31, 1996 to a benefit of $848,000 for the year ended December 31, 1997, a decrease of $1.5 million. The Company's effective tax rate decreased from 42.6% for the year ended December 31, 1996, to a benefit of 22.6% for the year ended December 31, 1997 (See Note 8 to the Notes to Consolidated Financial Statements)

         Net Income(Loss). As a result of the items discussed above, the Company's net income decreased from $919,000 for the year ended December 31, 1996, to a loss of $2.9 million for the year ended December 31, 1997, a decrease of $3.8 million. As a percentage of net revenues, net income decreased from 5.3% for the year ended December 31, 1996, to a loss of 15.4% for the year ended December 31, 1997.

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

         The average net revenue per case decreased from $282 for the year ended December 31, 1995, to $253 per case for the year ended December 31, 1996, a decrease of $29 or 10%. This decrease was attributable to a change in case mix to include a larger percentage of aesthetic elective procedures. The average net revenue per case for aesthetic elective procedures was $192 during 1996, compared to an average net revenue per case for medical surgical procedures of $335 during 1996.

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

         Selling, General, and Administration. Selling, general and administrative expense increased from $3.6 million for the year ended December 31, 1995, to $5.5 million for the year ended December 31, 1996, an increase of $1.9 million or 53%. A portion of the increase was due to an increase in operating lease expense from $599,000 for the year ended December 31, 1995 to $1,093,000 for the year ended December 31, 1996, an increase of $494,000 or 82%, which was attributable to a laser manufacturer revenue sharing arrangement. There were 13 such shared lasers during the majority of the 1996 calendar year compared to 9 such shared lasers at the end of December 31, 1995.

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

         Depreciation and Amortization. Depreciation and amortization increased from $719,000 for the year ended December 31, 1995, to $1,595,000 for the year ended December 31, 1996, an increase of $876,000 or 122%, resulting from the addition of approximately $3.2 million in new medical equipment during the year ended December 31, 1996.

         Provision for Uncollectible Accounts. Provision for uncollectible accounts increased from $1.9 million for the year ended December 31, 1995, to $3.4 million for the year ended December 31, 1996, an increase of $1.5 million or 79%. As a percentage of net revenue, provision for uncollectible accounts increased from 16.9% for the year ended December 31,1995 to 19.6% for the year ended December 31, 1996. This increase was primarily attributable to the Company expanding its offering during 1996 to include more procedures with non-contracted third party payors in an effort to establish relationships with such payors.

         Operating Income . Operating income increased from $1.2 million for the year ended December 31, 1995, to $1.7 million for the year ended December 31, 1996, an increase of $500,000 or 42%. As a percentage of net revenues, operating income decreased from 11.0% for the year ended December 31, 1995, to 9.8% for the year ended December 31, 1996. This slight decrease was primarily the result of the increase in the provision for uncollectible accounts as a percentage of net revenues.

         Interest Income & Other, Net. Interest income and other, net increased from a $12,000 net expense for the year ended December 31, 1995, to a $172,000 income for the year ended December 31, 1996, an increase of $184,000. This increase was due to interest being earned on the initial public offering proceeds during the fourth quarter of 1996.

         Income Tax Provision. Income tax provision increased from $395,000 for the year ended December 31, 1995 to $683,000 for the year ended December 31, 1996, an increase of $288,000 or 73%. The Company's effective tax rate increased from 40.6% for the year ended December 31, 1995, to 42.6% for the year ended December 31, 1996 (See Note 8 to the Notes to Consolidated Financial Statements).

         Net Income. As a result of the items discussed above, the Company's net income increased from $578,000 for the year ended December 31, 1995, to $919,000 for the year ended December 31, 1996, an increase of $341,000 or 59%. As a percentage of net revenues, net income increased slightly from 5.2% for the year ended December 31, 1995, to 5.3% for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         From its inception through 1993, the Company's operating expenses significantly exceeded its net revenues, resulting in an accumulated retained deficit of approximately $1.3 million as of December 31, 1993. From 1994 until March 31, 1997, the Company recorded positive earnings, which resulted in a retained earnings of $431,290 as of March 31, 1997. As of December 31, 1997, the Company has an accumulated retained deficit of $2.5 million, due to losses incurred during 1997. Until October 1996, the Company funded its operations primarily through the private placement of equity securities, bank borrowings and cash provided by operations. Prior to its initial public offering, which was completed on October 11, 1996, the majority of the capital raised by the Company had been raised from the private placement of $2.2 million of equity securities, including $750,000 raised in July 1992 and approximately $1.5 million raised in November 1995. The Company obtained a $2.0 million credit facility from Nations Bank of Texas, N.A. ("NationsBank") in June 1995. This facility was composed of several tranches bearing interest rates ranging from prime plus 0.5% to prime plus 1.5%. The net proceeds from such facility were used to retire outstanding debt and to purchase medical equipment. The Company's facility with NationsBank was increased to $4.3 million in March 1996. The NationsBank debt was paid off in full during October 1996 with a portion of the net proceeds from the Company's initial public offering.

         Net cash provided by (used in) operating activities were $917,000, $2.5 million, and ($1.6 million) for the years ended December 31, 1995, 1996 and 1997, respectively. For its investing activities, the Company consumed $1.9 million, $3.8 million, and $3.8 million for the years ended December 31, 1995, 1996 and 1997, respectively, primarily for the purchase of medical equipment and acquisitions of other companies. Capital expenditures were $1.9 million, $3.2 million, and $3.3 million for the years ended December 31, 1995, 1996 and 1997, respectively. Net cash provided by (used in) financing activities were $2.3 million, $20.4 million, and ($197,000) for the years ended December 31, 1995, 1996 and 1997, respectively. The cash provided from financing activities in 1995 was primarily provided by the proceeds from bank borrowings and the sale of 362,500 shares of Series B Convertible Preferred Stock pursuant to the Series B Stock Purchase Agreement, dated November 17, 1995, between the Company and various investors. The cash provided from financing activities in 1996 is primarily provided by the net proceeds from the Company's initial public offering of 2.3 million shares of Common Stock in October of 1996.

         The Company estimates that its total capital expenditures will be approximately $1.6 million in 1998. The Company believes that the net proceeds from the IPO and cash provided by operating activities will be sufficient to fund its operations through 1999. However, there can be no assurance that the Company will not require additional financing in the near future, and that if needed, it will be available on terms satisfactory to the Company, or at all.

YEAR 2000 COMPLIANCE

         The Company has and will continue to make certain investments in its information systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                 PAGE NUMBER
                                                                 -----------
Report of Independent Accountants .................................  18
Consolidated Balance Sheets as of December 31, 1996 and 1997 ......  19
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997 ................................  20
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1995, 1996 and 1997 ....................  21
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997 ................................  22
Consolidated Notes to Financial Statements ........................  23
Schedule II - Valuation and Qualifying Accounts for the
  years ended December 31, 1995, 1996 and 1997 ....................  36

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Alliance, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                     COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 10, 1998

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
ASSETS

                                                                                      DECEMBER 31,
                                                                             -----------------------------
                                                                                  1996            1997
                                                                                  ----            ----
Current assets:
     Cash and cash equivalents .......................................       $ 20,505,787     $ 14,902,578
     Restricted cash .................................................             31,000                0
     Accounts receivable, less allowance for
        doubtful accounts
     of $1,859,621 and $2,554,705, respectively ......................          4,414,860        2,715,446
     Prepaid expenses and other current assets .......................            461,743        1,290,038
     Refundable federal and state income taxes .......................                  0        1,253,910
     Deferred income taxes ...........................................            590,195                0
                                                                             ------------     ------------
          Total current assets .......................................         26,003,585       20,161,972
Property and equipment, net ..........................................          4,550,183        5,473,485

Other assets:
     Intangible assets, net of amortization of
        approximately
     $59,080 and $159,346, respectively ..............................            154,151          869,080
                                                                             ------------     ------------
          Total assets ...............................................       $ 30,707,919     $ 26,504,537
                                                                             ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................................       $  2,447,108     $    976,150
     Accrued expenses ................................................            983,905        1,197,785
     Capital lease obligations .......................................            296,717          248,650
     Deferred revenue ................................................            181,662          163,976
                                                                             ------------     ------------
          Total current liabilities ..................................          3,909,392        2,586,561

Capital lease obligations, net of current maturities .................             58,777          239,929
Deferred income taxes ................................................            654,837               --
                                                                             ------------     ------------
          Total liabilities ..........................................          4,623,006        2,826,490
                                                                             ------------     ------------
Commitments (Note 9)

Stockholders' Equity:
Common stock, $0.002 par value, 30,000,000 shares
     authorized and 5,965,744 and 6,157,300 shares issued and
     outstanding, respectively .......................................             11,948           12,331
Capital in excess of par value .......................................         25,746,292       26,236,053
Retained earnings (accumulated deficit) ..............................            392,617       (2,504,393)
Treasury stock at cost, 25,703 shares ................................            (65,944)         (65,944)
                                                                             ------------     ------------
          Total stockholders' equity .................................         26,084,913       23,678,047
                                                                             ------------     ------------
          Total liabilities and stockholders' equity .................       $ 30,707,919     $ 26,504,537
                                                                             ============     ============

          The accompanying notes are an integral part of the consolidated financial statements.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997




                                                             YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                    1995              1996              1997
                                                    ----              ----              ----
Net revenue ...................................   $ 11,177,138     $ 17,350,384     $ 18,821,125
                                                  ------------     ------------     ------------
Costs and expenses:
       Salaries and benefits ..................      3,721,169        5,136,732        8,352,623
       Selling, general and administrative ....      3,620,394        5,510,614        7,857,136
       Depreciation and amortization ..........        718,767        1,595,101        3,152,491
       Provision for uncollectible accounts ...      1,884,709        3,408,360        3,870,925
                                                  ------------     ------------     ------------
       Total costs and expenses ...............      9,945,039       15,650,807       23,233,175
                                                  ------------     ------------     ------------
Operating income (loss) .......................      1,232,099        1,699,577       (4,412,050)
                                                  ------------     ------------     ------------

Other (income) expense:
       Interest income and other, net .........         11,953         (172,195)        (778,351)
       Interest expense .......................        246,655          269,532          111,578
                                                  ------------     ------------     ------------
              Total other expense .............        258,608           97,337         (666,773)
                                                  ------------     ------------     ------------
Income (loss) before income taxes .............        973,491        1,602,240       (3,745,277)
Provision (benefit) for income taxes ..........        395,342          683,240         (848,267)
                                                  ------------     ------------     ------------
Net income (loss) .............................        578,149          919,000     ($ 2,897,010)
                                                  ------------     ------------     ------------
Less preferred stock dividend .................        (87,000)         (87,000)               0
Less charge for cancellation of put
       feature described in Note 6 ............       (180,000)              --               --
                                                  ------------     ------------     ------------
Net income (loss) applicable to
       common stock ...........................   $    311,149     $    832,000     ($ 2,897,010)
                                                  ============     ============     ============
Net income (loss) per share (basic) ...........   $       0.15     $       0.26     $      (0.48)
                                                  ============     ============     ============
Net income (loss) per share (diluted) .........   $       0.11     $       0.26     $      (0.48)
                                                  ============     ============     ============
Weighted average number of common shares
outstanding (in thousands) (basic) ............          2,117            3,215            6,061
Weighted average number of common shares
outstanding (in thousands) (diluted) ..........          3,690            3,559            6,293


      The accompanying notes are an integral part of the consolidated financial statements.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                          Series A Preferred        Series B Preferred
                                                                Stock                     Stock               Common Stock
                                                         Shares       Amount        Shares     Amount        Shares      Amount
                                                         ------       ------        ------     ------        ------      ------
Balance at December 31, 1994........................    435,000        $870                                 1,894,024   $  3,788

   Issuance of Preferred stock......................                               362,500           $725
      for debt payable to Satana
      Corporation...................................                                                          374,640        749
   Charge for cancellation of put feature
      described in Note 6...........................
   Options exercised................................                                                           60,723        121
   Issuance of common stock
      related to acquisition........................                                                           10,034         20
   Series A preferred stock dividend................
   Net income.......................................
                                                        -------   ---------       ---------   -----------   ---------   --------
Balance at December 31, 1995........................    435,000        $870         362,500          $725   2,339,421   $  4,678
   Issuance of common stock.........................                                                            4,293          9
   Options exercised................................                                                           85,605        171
   Series A preferred stock dividend................
   Treasury stock purchase..........................                                                           (8,473)
  Series A and Series B preferred stock
      converted into common stock...................   (435,000)       (870)       (362,500)         (725)  1,244,898      2,490
   Initial Public Offering of common
      stock, net....................................                                                        2,300,000      4,600
                                                       --------   ---------       ---------   -----------   ---------   --------
   Net income.......................................
                                                       --------   ---------       ---------   -----------   ---------   --------
Balance at December 31, 1996........................          0   $       0               0   $         0   5,965,744   $ 11,948
                                                       ========   =========       =========   ===========   =========   ========
   Issuance of common stock.........................                                                           22,174         44
   Options and warrants exercised...................                                                          169,382        339
   Net loss.........................................
                                                       --------   ---------       ---------   -----------   ---------  ---------
Balance at December 31, 1997........................          0   $       0               0   $         0   6,157,300  $  12,331
                                                       ========   =========       =========   ===========   =========  =========





                                                        Capital In       Retained                        Total
                                                         Excess of       Earnings      Treasury      Stockholders'
                                                         Par Value       (Deficit)      Stock            Equity
                                                         ---------       ---------     --------      -------------


Balance at December 31, 1994........................    $ 1,232,257    ($1,104,532)    ($8,950)       $    123,433

   Issuance of Preferred stock......................      1,439,207                                      1,439,932
   Exercise of warrant in exchange for debt
      payable to Satana Corporation.................        479,251                                        480,000
   Charge for cancellation of put feature
      described in Note 6...........................       (180,000)                                      (180,000)
   Options exercised................................         50,179                                         50,300
   Issuance of common stock
      related to acquisition........................         25,692                                         25,712
   Series A preferred stock dividend................        (87,000)                                       (87,000)
   Net income.......................................                       578,149                         578,149
                                                        -----------     -----------    -------        ------------
Balance at December 31, 1995........................    $ 2,959,586      ($526,383)    ($8,950)       $  2,430,526
   Issuance of common stock.........................         10,991                                         11,000
   Options exercised................................         90,370                                         90,541
   Series A preferred stock dividend................        (87,000)                                       (87,000)
   Treasury stock purchase..........................                                   (56,994)            (56,994)
  Series A and Series B preferred stock
      converted into common stock...................           (895)                                             0
   Initial Public Offering of common
      stock, net....................................     22,773,240                                     22,777,840
   Net income.......................................                       919,000                         919,000
                                                        -----------     ----------     --------       ------------
Balance at December 31, 1996........................    $25,746,292     $  392,617     ($65,944)      $ 26,084,913
                                                        ===========     ==========     ========       ============
   Issuance of common stock.........................        252,183                                        252,227
   Options and warrants exercised...................        237,578                                        237,917
   Net loss.........................................                    (2,897,010)                     (2,897,010)
                                                        -----------     ----------     --------       ------------
Balance at December 31, 1997........................    $26,236,053    ($2,504,393)    ($65,944)      $ 23,678,047
                                                        ===========     ==========     ========       ============




The accompanying notes are an integral part of the consolidated financial statements.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                           YEARS ENDED DECEMBER 31,
                                                                     1995           1996              1997
                                                                 -----------    ------------       -----------
Cash flows from operating activities:
      Net income (loss)                                          $  578,149     $   919,000       ($2,897,010)
      Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
      Loss on joint venture....................................        --            38,776            56,540
      Provision for uncollectible accounts.....................   1,884,709       3,408,360         3,870,925
      Depreciation and amortization............................     718,767       1,595,101         3,152,491
      Deferred income taxes....................................     382,163        (317,521)          (64,642)
      Changes in assets and liabilities net of effects from
        acquisitions:
      Accounts receivable......................................  (3,066,681)     (5,254,534)       (2,171,511)
      Prepaid expenses and other current assets................    (105,657)       (231,421)       (2,021,322)
      Accounts payable and accrued expenses....................     577,794       2,274,315        (1,518,457)
      Deferred revenue..........................................     (6,570)         22,325           (17,686)
      Other.....................................................    (45,589)          6,102            (2,773)
                                                                 ----------     -----------        ----------
      Net cash provided by (used in) operating activities           917,085       2,460,503        (1,613,445)
                                                                 ----------     -----------        ----------
Cash flows from investing activities:
      Capital expenditures...................................... (1,850,112)     (3,236,750)       (3,301,515)
      Net proceeds from sale of equipment                              --              --              83,753
      Payment for acquisitions.................................     (35,000)       (518,840)         (605,978)
      Change in restricted cash................................      (7,819)         (8,146)           31,000
                                                                 ----------     -----------        ----------
        Net cash used in investing activities..................  (1,892,931)     (3,763,736)       (3,792,740)
                                                                 ----------     -----------        ----------
Cash flows from financing activities:
      Payment of dividends on preferred stock..................    (122,000)        (87,000)             --
      Repayment of capital lease obligations...................    (244,543)       (317,989)         (444,542)
      Repayment of long-term debt............................... (1,161,190)     (3,901,521)             --
      Proceeds from issuance of preferred stock.................  1,439,932            --                --
      Proceeds from issuance of common stock...................      50,300      22,822,387           237,917
      Proceeds from issuance of long-term debt.................   2,293,819       2,091,035              --
      Other....................................................      11,526        (183,546)            9,601
                                                                 ----------     -----------
        Net cash provided by (used in) financing activities....   2,267,844      20,423,366          (197,024)
                                                                 ----------     -----------       -----------
Net increase (decrease) in cash and cash equivalents...........   1,291,998      19,120,133        (5,603,209)
Cash and cash equivalents at beginning of year.................      93,656       1,385,654        20,505,787
                                                                 ----------     -----------       -----------
Cash and cash equivalents at end of year.......................  $1,385,654     $20,505,787       $14,902,578
                                                                 ==========     ===========       ===========
Supplemental disclosures of cash flow information:
      Interest paid............................................  $  247,990     $   276,090       $   111,578
      Income taxes paid........................................       5,000         216,571         1,256,854
Supplemental schedule of noncash investing and financing
        activities:
      Capital lease obligations incurred.......................     186,366         130,554              --
Exercise of warrant in exchange for outstanding debt and
      cancellation of put feature described in Note 6:
      Common stock and capital in excess of par value...........    480,000           --                 --
      Debt.....................................................     300,000           --                 --
The Company has acquired businesses, as follows:
      Fair value of assets acquired............................     242,765         351,198           831,082
      Goodwill recorded........................................      45,589         167,642           812,362
      Less:
        Fair value of common stock.............................     (25,712)          --             (255,000)
        Cash paid..............................................     (35,000)       (518,840)         (605,978)
                                                                 ----------     -----------       -----------
      Liabilities assumed......................................  $  227,642           --          $   782,466
                                                                 ==========     ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION:

         Medical Alliance, Inc. ("Medical Alliance") provides office based surgical services which allow certain minimally invasive operative and diagnostic procedures to be performed in the physician's office. Medical Alliance was incorporated in Texas in 1989 and is headquartered in Irving, Texas. Medical Alliance provides its services throughout the United States. Medical Alliance entered into two new lines of business in 1993 through wholly-owned subsidiaries. MAI Safety Compliance Services, Inc. provided assistance to physician offices and other alternate site health-care facilities to comply with O.S.H.A. standards. Physicians Marketing Services, Inc. provided group advertising services to physicians who utilize Medical Alliance's office based medical services.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Cash and Cash Equivalents -- The Company considers all investments with initial maturities of 90 days or less at the time of purchase to be cash equivalents. The Company maintains a significant portion of its cash balances with one financial institution. These deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a limit of $100,000 per account. At December 31, 1996 and December 31, 1997, the Company had approximately $20,000,000 and $14,000,000 invested in high quality and high investment grade instruments which mainly consist of commercial paper. As a result of the foregoing, the Company believes that credit and market risk in such instruments is minimal.

         Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over existing useful lives ranging from three to five years. Repairs and maintenance are charged directly to expense as incurred. Maintenance contracts are amortized over their respective contracted period. Upon sale or retirement of equipment the cost and related accumulated depreciation are eliminated and the resulting gain or (loss) is included in the consolidated statement of operations as other income (expense).

         Intangibles - Goodwill is the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over three to thirty years. The carrying value of goodwill is continually reviewed for recoverability. If the review indicates that goodwill will not be recoverable, as determined based on undiscounted cash flows, the carrying value of the goodwill is reduced by the estimated short-fall of discounted cash flows.

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

         Earnings Per Share -The Company has adopted SFAS No. 128, Earnings per Share, which replaces the presentation of "Primary" earnings per share with "Basic" earnings per share and the presentation of "Fully Diluted" earnings per share with "Diluted" earnings per share. Prior periods have been restated to reflect the change in presentation.

         Basic earnings per share have been computed by dividing net income applicable to common stock by the weighted average of shares of common stock outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and equivalents outstanding.

3.  PROPERTY AND EQUIPMENT:

       Property and equipment consisted of the following:


                                                                                             DECEMBER 31,
                                                                                 ----------------------------------
                                                                                     1996                    1997
                                                                                     ----                    ----
       Medical equipment ..............................................          $ 5,679,297            $ 8,231,052
       Furniture and fixtures .........................................            1,002,466              1,763,602
       Transportation                                                                 64,760                117,778
       Leasehold improvements..........................................               18,352                 52,961
       Equipment under capital leases..................................              976,033              1,493,533
                                                                                 -----------            -----------
                                                                                   7,740,908             11,658,926
       Less accumulated depreciation and amortization..................           (3,190,725)            (6,185,441)
                                                                                 -----------            -----------
       Net property and equipment......................................          $ 4,550,183            $ 5,473,485
                                                                                  ==========            ===========


   Depreciation expense related to property and equipment was $1,522,000 and $3,065,000 at December 31, 1996 and December 31,1997, respectively. Accumulated amortization related to equipment under capital leases was approximately $646,000 and $1,028,000 at December 31, 1996 and December 31, 1997,
respectively.

4. SERIES A PREFERRED STOCK AND PREFERRED STOCK WARRANTS:

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

   The shares of Series A Preferred Stock were issued with warrants attached to purchase up to 60,000 shares of Series A Preferred Stock. The warrants were exercisable at $2.00 per share and expired in 1995. The warrants were exercised on July 1, 1994 at $1.67 per share which approximated the fair value for other trades in the Company's common stock. The Series A Preferred Stock was convertible into common stock at a ratio of 1 to 1 initially. However, upon issuance of common stock or common stock equivalents, the conversion ratio was subject to an anti-dilution adjustment pursuant to the Series A Agreement for all convertible preferred stock. Effective with the stock dividend discussed in
Note 6, the conversion ratio for the Series A Preferred Stock was 1.561 to 1 as approved by the Board of Directors. The Series A Preferred Stock was convertible at the election of the holder at any time, or automatically with the closing of an underwritten qualified public offering (as defined in the Series A Agreement). If the Company had not completed a qualified public offering on or prior to December 31, 1997, the Company had the right, but not the obligation to repurchase all remaining shares of Series A Preferred Stock.

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

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

   In connection with the Initial Public Offering on October 11, 1996, the Series A Preferred Stock was converted into common stock on a 1.561 to one basis, which was effected through a stock dividend declared on September 9, 1996.

5. SERIES B PREFERRED STOCK:

   On November 17, 1995 the Company entered into a Preferred Stock Purchase Agreement (the "Series B Agreement") with various investors. The Company issued an aggregate of 362,500 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") in exchange for cash of $4.00 per share.

   The Series B Preferred Stock was convertible into common stock at a ratio of 1 to 1 initially. However, upon issuance of common stock or common stock equivalents, the conversion ratio was subject to an anti-dilution adjustment pursuant to the Series B Agreement for all convertible preferred stock. Effective with the stock dividend discussed in Note 6, the conversion ratio for the Series B Preferred Stock was 1.561 to 1 as approved by the Board of Directors. The Series B Preferred Stock was convertible at the election of the holders at any time, or automatically with the closing of an underwritten qualified public offering (as defined in the Series B Agreement). There was no annual dividend requirement in the Series B Agreement. During 1995, the Company was not in compliance with certain covenants of the Series B Agreement including, the timely issuance of its year-end audited consolidated financial statements, the timely issuance of a budgeted operating forecast, and a loan to an employee which exceeded the designated limit. The Company obtained appropriate waivers from all Series B Preferred Stock shareholders effective until January 1, 1997.

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

   A warrant to purchase up to 23,415 shares of common stock at $1.28 per share was granted to Columbia General Corporation on August 15, 1993 as part of the restructured note payable to MJ Capital Partners note. The warrant was exercised in March of 1997.

   A warrant to purchase 2,810 shares of common stock was granted in 1993 as part of the restructured MJ Capital Partners note. The warrant was exercised in March of 1997. Warrants to purchase up to 10,771 shares of common stock at $1.28 per share were granted in 1994 in connection with advances under the MJ Capital Partners note. Warrants to purchase 3,278 shares of common stock at $1.28 per share were canceled in 1995 as part of the early retirement of the MJ Capital Partners note. These remaining warrants were exercised in March of 1997.A warrant to purchase up to 15,610 shares of common stock at $2.56 per share was granted in 1995 to a major stockholder in return for a personal guarantee of the debt with NationsBank. This warrant vested immediately and expires in 1999.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

            CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


   The Company had reserved 49,328 shares of common stock for the conversion of all outstanding common stock warrants as of December 31, 1996. As of December 31, 1997, 33,718 of the warrants have been exercised and 15,610 shares of common stock are reserved for the conversion of all remaining outstanding common stock warrants.

7. STOCK-BASED COMPENSATION PLANS

         The Company sponsors the "Medical Alliance, Inc. Amended and Restated 1994 Long-Term Incentive Plan" (the "1994 Plan"), a stock-based incentive compensation plan which is described below. The Company applies APB Opinion 25 and related Interpretations in accounting for the 1994 Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the 1994 Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

         Under the Amended and Restated Long-Term Incentive Plan of 1994, the Company is authorized to issue up to 1,324,290 shares of common stock pursuant to awards granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, shares of restricted stock, stock appreciation rights, performance shares, and/or stock units. Awards may be granted to selected employees, directors, consultants or advisors of the Company or any subsidiary. However, incentive stock options may be granted only to employees and non-employee directors may be granted awards only in the manner and on the terms and conditions set forth in Section 4.2 of the 1994 Plan.

                             EMPLOYEE STOCK OPTIONS

         The 1994 Plan provides that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. The stock options granted in 1995, 1996, and 1997 have varying contractual terms, ranging from approximately two to five years, and varying vesting dates, which range from the day immediately following the date of grant to three years following the date of grant. In accordance with APB 25, the Company has not recognized compensation cost for stock options granted in 1995, 1996 and 1997.

         A summary of the Company's stock options as of December 31, 1995, 1996 and 1997 and the changes during the years then ended on those dates is presented below:


                                                       1995                         1996                         1997
                                                       ----                         ----                         ----
                                            # Shares of      Weighted    # Shares of    Weighted     # Shares of       Weighted
                                             Underlying      Average      Underlying     Average      Underlying        Average
                                               Options       Exercise       Options      Exercise       Options         Exercise
                                            -----------      Prices      -----------     Prices      -----------         Prices
                                                             ------                      ------                          ------
Outstanding at beginning of.............
   the year ............................        489,125         $1.19       798,983         $1.89       837,478         $2.41
Granted ................................        679,035          2.56       219,321          3.79       508,760          7.54
Exercised...............................         60,723           .83        85,605          1.09       135,661          1.44
Forfeited...............................        308,454          2.47        95,221          2.48       239,491          8.62
Outstanding at the end of year..........        798,983          1.89       837,478          2.41       971,086          3.35
Exercisable at end of year..............        314,292          1.35       344,990          1.44       559,201          2.14
Weighted-average fair value of
 options granted during the year........                        $ .87                       $1.00                       $4.78


       The fair value of each stock option granted is estimated on the date of grant using the "minimum value" option-pricing model with the following weighted-average assumptions for grants in 1995, 1996 and 1997, respectively: dividend yield of 0.00% for all years; risk-free interest rates are different for each grant and range from 5.22%, 7.80%, and 6.15%; and the expected lives of options are different for each grant and range from 2.00 years, 4.71 years, and
3.94 years.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
            CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

 The following table summarizes information about stock options outstanding at December 31, 1997:


                            Options Outstanding                       Options Exercisable
                            -------------------                       -------------------

                             Number             Wgtd. Avg.                       Number         Wgtd. Avg.
   Range of                Outstanding          Remaining       Wgtd. Avg       Exercisable     Exercise
Exercise Prices            at 12/31/97          Contr. Life   Exercise Price    at 12/31/97     Price
                           -----------          -----------   --------------    -----------     -----

 $1.28 to $4.00           828,495               2.64          $2.53             547,201         $1.58
 $5.12 to $7.05           113,591               4.14          $6.21                -              -
$11.50 to $13.50           29,000               6.05          $13.50             12,000         13.50
 -----                    -------               ----          -----             -------         -----

TOTAL:                    971,086               2.95           3.37             559,201         $2.14


                              PRO FORMA NET INCOME
                                       AND
                           NET INCOME PER COMMON SHARE

         Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net income per common share for 1996 and 1997 would approximate the pro forma amounts below.


                                                REPORTED       PRO FORMA       REPORTED       PRO FORMA     AS REPORTED   PRO FORMA
                                                12/31/95       12/31/95        12/31/96        12/31/96       12/31/97     12/31/97
                                               ---------       ---------       --------       ---------     -----------    --------

SFAS 123 Charge.............................    $   0.00      $  43,325      $    0.00        $  49,773     $      0.00     $204,567
APB25 Charge................................        0.00           0.00           0.00             0.00            0.00         0.00
Net Income (loss)...........................     578,149        534,824        919,000          869,227      (2,897,010) (3,101,577)

Net Income Per Common Share  ...............    $   0.11      $    0.10      $    0.26        $    0.24          ($0.48)     ($0.51)



The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

8. INCOME TAXES:

The income tax provisions consisted of the following:


                                                        FOR YEARS ENDED DECEMBER 31,
                                                   --------------------------------------
                                                   1995             1996             1997
                                                   ----             ----             ----
Current provisions:
     Federal ...............................   $    --          $  816,931        ($820,952)
     State..................................      13,179           183,830           37,327
                                               ---------        ----------         --------
          Total current.....................      13,179         1,000,761         (783,625)
                                               ---------        ----------         --------
Deferred provisions:
     Federal................................     310,925          (261,859)         (51,477)
     State..................................      71,238           (55,662)         (13,165)
                                               ---------        ----------         --------
          Total deferred....................     382,163          (317,521)         (64,642)
                                               ---------        ----------         --------
          Total provisions
              (benefit).....................   $ 395,342        $  683,240        ($848,267)
                                               =========        ==========         ========


          For the years ended December 31, 1995 and 1997 the Company generated tax operating losses. The Company utilized the tax losses generated in the year ended December 31, 1995 against taxable income in 1996. To the extent allowed, the losses generated in 1997 will be carried back to the year ended December 31, 1996. The remaining net operating loss carryforward at December 31, 1997 approximates $1,215,000. If not utilized, the loss carryforward will expire in the year 2012.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

            CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

The components of the net deferred tax asset (liability) as of December 31, 1996 and 1997 were as follows:


                                                DECEMBER 31, 1996                 DECEMBER 31, 1997
                                                -----------------                 -----------------
                                              ASSETS    LIABILITIES              ASSETS   LIABILITIES
                                              ------    -----------              ------   -----------
Deferred Revenue ........................... $     --   $      --              $  61,163   $     --
Depreciation................................   26,774          --                236,198         --
Doubtful Accounts...........................  730,469          --                128,685         --
Compensation................................   77,676          --                 41,575         --
State and sales tax.........................       --          --                 47,965         --
Section 481(a) adjustment...................       --    1,022,416                 --         647,312
Net operating loss carry forward............       --          --               413,104
Other.......................................  122,855          --               139,795          --
Valuation Allowance.........................       --          --              (421,173)         --
                                             --------   ----------             --------     ---------
     Total.................................. $957,774   $1,022,416             $647,312    $  647,312
                                             ========   ==========             ========    ==========


      Deferred income taxes totaling $590,195 and $0 at December 31, 1996 and 1997, are included in current assets and liabilities, respectively. Noncurrent deferred income tax assets and liabilities totaled $654,837 and $0 at December 31, 1996 and 1997, respectively. Due to uncertainty regarding the realization of the Company's net deferred tax asset, the Company has booked a valuation allowance of $421,173 in the current year. The valuation allowance will be reduced in future years as the Company realizes the deferred tax assets or it is determined the deferred tax asset is more likely than not to be realized.

The effective income tax rate varies from the federal statutory rate for the years ended December 31, 1995, 1996 and 1997 as follows:


                                                                          DECEMBER 31,
                                                   -------------------------------------------------------
                                                   1995                      1996                    1997
                                                   ----                      ----                    ----

Federal statutory rate......................        34.0%                    34.0%                  34.0%
Disallowance of meals
     and entertainment......................          1.8                     1.5                   (0.8)
Addition to valuation allowance.............          --                      --                   (11.3)
State taxes (net of federal benefit)........          5.7                     5.3                    (.5)
Other.......................................        (0.9)                     1.8                    1.2
                                                    -----                    ----                   ----
Effective income tax rate...................        40.6%                    42.6%                  22.6%
                                                     ====                    ====                   ====


9.  LEASE COMMITMENTS:

         The Company leases office space and vans under operating leases and certain medical equipment under both capital and operating leases. The Company currently leases office space under noncancellable operating leases which expire on various dates through July 2002. Future minimum rental payments under these capital and operating leases subsequent to December 31 are as follows:


                                                        CAPITAL                 OPERATING
                                                         LEASES                  LEASES
                                                         ------                 ---------
     YEAR ENDING DECEMBER 31
     1998  .................................            312,556                 1,302,337
     1999  .................................            229,400                   796,343
     2000  .................................             38,630                   634,006
     2001...................................                --                    254,093
     2002...................................                --                     67,244
                                                      ---------                ----------
     Total future minimum lease payments....          $ 580,586                $3,054,023
                                                                               ==========
     Less amounts representing interest.....            (92,007)
                                                      ---------
     Present value of future minimum
         lease payments.....................            488,579
     Less current maturities................           (248,650)
                                                      ---------
     Long-term capital lease obligations....          $ 239,929
                                                      =========


                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

Rent expense for the years ended December 31, 1995, 1996 and 1997 under operating leases was approximately $946,000, $1,637,000, and $1,960,000, respectively.

10. EARNINGS PER SHARE:

                                                                      Year Ended December 31,
                                                               -------------------------------------
                                                                1995          1996           1997
                                                                ----          ----           ----
BASIC:
Weighted average of common shares outstanding (basic).........  2,117,443    3,215,318     6,060,950
Net income (loss).............................................  $ 578,149   $  919,000   $(2,897,010)
Less: Series A Preferred dividends ...........................     87,000       87,000
Less: Charge for cancellation of put feature..................    180,000
                                                                ---------   ----------   -----------
Net income (loss) applicable to common stock..................    311,149      832,000    (2,897,010)
Net income (loss) per share (basic)...........................  $    0.15   $     0.26        ($0.48)
                                                                =========   ==========   ===========

DILUTED:
Weighted average of common shares outstanding (basic).........  2,117,443    3,215,318     6,060,950
SAB Topic 4-D computation:
  Incremental common shares outstanding applicable to
    options issued within one year of the offering ...........    174,380         --           --
     Incremental common shares outstanding applicable to
     the Series B Preferred Stock issued within one year
     of the Offering .........................................    565,863
                                                                ---------   ----------   ------------
Common Stock outstanding including all SAB Topic 4-D
 Shares ......................................................  2,857,686    3,215,318      6,060,950
  Incremental common shares outstanding applicable
  to "In the Money" options and warrants based on
  the estimated year end fair market value of the
  stock ......................................................    152,822      344,138        231,653
  Incremental common shares outstanding applicable to
  Series A Preferred Stock ...................................    679,035
                                                                ---------   ----------   ------------

Weighted average of common shares outstanding (diluted).......  3,689,543    3,559,456      6,292,603
                                                                =========   ==========   ============
 Net income (loss) applicable to common stock.................  $ 311,149   $  832,000   $ (2,897,010)
 Add: Series A Preferred dividends............................  $  87,000      $87,000         --
                                                                ---------   ----------   ------------
 Net income (loss) assuming dilution..........................  $ 398,149   $  919,000   $ (2,897,010)
 Net income (loss) per share (diluted)........................  $    0.11   $     0.26   ($      0.48)
                                                                =========   ==========   ============



    The Company has adopted SFAS No. 128, "Earnings per Share," effective after December 15, 1997. As a result, the Company's reported earnings per share for 1995 and 1996 have been restated. The effect of this accounting change on previously reported earnings per share (EPS) data is as follows:



                                        1995        1996                                                        1995         1996
                                        ----        ----                                                        ----         ----

EPS as reported (primary)............  $0.10        $0.24                  EPS as reported (fully diluted)...   $0.10        $0.24

Effect of EPS SFAS No. 128 ..........   0.05         0.02                  Effect of EPS SFAS No. 128........    0.01         0.02
                                       -----        -----                                                       -----        -----

EPS as restated (basic)..............  $0.15        $0.26                  EPS as restated (diluted).........   $0.11        $0.26
                                       =====        =====                                                       =====        =====


 11. CONCENTRATION OF SUPPLIERS:

    The Company currently buys its laser equipment, the main component of its services, from four suppliers. Although there are a limited number of manufacturers of this equipment, management believes that other suppliers could provide similar laser equipment on comparable terms.

12. RELATED PARTIES:

    The Company paid Montgomery, Jessup and Co., L.L.P. ("MJ"), certified public accountants, and affiliates of MJ Capital Partners, L.P. and MJ Capital Corporation, approximately $20,000 in 1995, and $44,000 in 1996, and $58,000 in 1997 for professional fees. MJ and its affiliates own 222,126 shares of the Company's common stock.

    Approximately $27,000 and $347,000 in medical supplies and equipment were purchased from a company owned by the relative of a former officer and stockholder of the Company during 1995 and 1997, respectively. During 1996 no medical supplies and equipment were purchased from this company.

13. EMPLOYEE BENEFITS:

    Effective January 1, 1993, a tax deferred savings plan under Section 401(k) of the Internal Revenue Code was established. The plan covers all full-time employees who are twenty-one years of age with one year of service. Employees may contribute to the plan up to a maximum of 20% of their salary with a maximum contribution of $9,500 in 1997. Employees are immediately vested in their contributions. The Company may contribute an amount as determined by the Board of Directors. Effective January 1, 1996, the Company began matching 15% of employee contributions totaling approximately $25,000 in 1996 and $28,000 in 1997.

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

    On January 21, 1997, the Company completed the acquisition of substantially all of the assets of Stone Treatment Center of New England, Inc., a Rhode Island corporation. For cash paid of $238,280 and 22,174 shares of common stock valued at $11.50 per share, the Company recorded assets and assumed liabilities as follows:



         Property, equipment, and other assets.............     $583,676
         Goodwill..........................................      619,571
         Accounts Payable..................................    (709,966)
                                                               ---------
                                                                $493,281
                                                               =========

         The purchase agreement contains a contingent consideration clause whereby the Company would pay between $250,000 and $1,250,000 if specific EBITDA (earnings before interest, taxes, depreciation, and amortization) levels ranging from $445,835 and $778,000 are attained during calendar year 1997. During the calendar year 1997, the minimum EBITDA level was not achieved, therefore, the contingent earnout related to the purchase agreement was not paid. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Stone Treatment Center of New England, Inc. is included in the consolidated operating results from the date of acquisition. The pro forma effect of the acquisition was not material to the results of operations or financial position of the Company.

        Additionally, the Company completed the acquisitions of Continuum Biomedical, Inc., Southeast Medical Distributors of Louisiana, Inc., and Mobile Laser Services in California during the calendar year of 1997. The total purchase price was $367,699. These asset purchases were accounted for under the purchase method of accounting resulting in the recording of $192,791 in goodwill, $247,408 in property and equipment, and a contingent payable of $72,500 if certain income levels are achieved. The pro forma effect of the acquisitions was not material to the results of operations or financial position of the Company.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVES OF COMPANY

        The information required by this Item is set forth under the heading "Election of Directors" in the definitive proxy materials of the Company to be filed in connection with its 1997 Annual Meeting of Shareholders, except for the information regarding executive officers of the Company, which is contained in
Item 10 of Part III of this Annual Report on Form 10-K. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

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

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8 -K

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

         (b) Reports on Form 8-K:

                 No report of Form 8-K was filed on behalf of the Registrant during the last quarter of the Company's 1997 fiscal year.

(c) Exhibits:

 EXHIBIT NUMBER                  EXHIBIT DESCRIPTION
---------------                  -------------------
  2.1                -       Asset Purchase Agreement, dated March 18, 1996 between the Company and
                             Maasai Inc. (1) (5)
  2.2                -       Asset Purchase Agreement, dated June 10, 1996 between the Company and
                             Mobile Laser Services, Inc.(1) (5)
  2.3                -       Asset Purchase Agreement, dated as of January 21, 1997 among Stone
                             Treatment Center of New England, Inc., Gregory A. Mercurio, Vincent A.
                             Catallozzi, M.D., Alexander Calenda,
                             M.D., Gerald Marsocci, M.D., Joseph C. Cambio, M.D. and the Company. (6)(5)
  3.1                -       Amended and Restated Articles of Incorporation of the Company. (1)
  3.2                -       Amended and Restated Bylaws of the Company. (1)
  4.1                -       Specimen of Company Common Stock Certificate. (1)
  4.2                -       Warrant to Purchase 15,651 Shares of Common Stock of the Company dated
                             July 27, 1995 between  the Company and Paul R. Herchman. (1)
  4.3                -       Warrant to Purchase 23,416 Shares of Common Stock of the Company dated
                             August 15, 1993 between the Company and Columbia General Corporation. (1)
  4.4                -       Warrant to Purchase 2,810 Shares of Common Stock of the Company dated
                             October 17, 1993 between the Company and Robert J. Mathews, M.D. (1)
  4.5                -       Warrant to Purchase 2,342 Shares of Common Stock of the Company dated
                             May 31, 1994 between the Company and Shelly Burks. (1)
  4.6                -       Warrant to Purchase 1,873 Shares of Common Stock of the Company dated
                             May 31, 1994 between the Company and Thomas A. Montgomery. (1)
  4.7                -       Warrant to Purchase 6,556 Shares of Common Stock of the Company dated
                             May 31, 1994 between the Company and Thomas A. Montgomery. (1)
 10.1                -       Agreement between the Company and Coherent Medical Group. (1)
 10.2                -       Master Lease Agreement dated July 20, 1995 between the Company and
                             Cabot Medical Corporation. (1)
 10.3                -       Master services Agreement dated June 3, 1996 between the Company and
                             Cosmetic Technologies International. (1)
 10.4                -       Joint Venture Agreement dated March 25, 1996 between the Company and
                             Coherent-AMT Inc. (1)
 10.5                -       Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive
                             Plan. (2)(4)
 10.6                -       Employment Agreement between the Company and Paul Herchman. (1)(4)
 10.7                -       Employment Agreement between the Company and Gary Hill. (3)(4)
 10.8                -       Employment Agreement between the Company and Kevin O'Brien. (1)(4)
 10.9                -       Employment Agreement between the Company and Michael G. Wallace. (1)(4)
 10.10               -       Lease Agreement. (1)
 10.11               -       Strategic Alliance Agreement, dated as of December 19, 1996, by and between Laserscope and the Company. (6)
 10.12               -       Exclusive Provider Agreement, dated as of January 21, 1997, by and between Thermolase Corporation and the Company. (6)
 10.13               -       Strategic Alliance Agreement, dated as of January 1, 1997, by and between Valleylab, Inc. and the Company. (6)
 10.14               -       Exclusive Provider Agreement, dated as of February 9, 1997, by and between Imagyn Medical, Inc. and the Company. (6)
 12.1                -       Subsidiaries of the Company. (1)
 27.1                -       Financial Data Schedule. (3)
 27.2                -       Financial Data Schedule Restated.(3)
 27.3                -       Financial Data Schedule Restated.(3)
 27.4                -       Financial Data Schedule Restated.(3)
 27.5                -       Financial Data Schedule Restated.(3)
 27.6                -       Financial Data Schedule Restated.(3)
 27.7                -       Financial Data Schedule Restated.(3)


---------------------

 (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Company's Registration Statement on form S-8 (No. 333-18545) and incorporated herein by reference.
 (3) Filed herewith.
 (4) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.
 (5) Schedules and similar attachments to this Exhibit have not been filed herewith. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.
 (6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                            MEDICAL ALLIANCE, INC.



                                      By     /s/ Mike Wallace
                                         -----------------------------
                                                 MIKE WALLACE
                                                 Chief Financial Officer and
                                                   Sr. Vice President
                                                 Finance and Administration

Date:    March 23, 1998

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSON ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                             TITLE                                DATE
---------                             -----                                ----
/s/ Paul Herchman                     Chairman of the Board and            March 23, 1998
-------------------------------       Chief Executive Officer
PAUL HERCHMAN


/s/ Gary Hill                         President, Chief                     March 23, 1998
-------------------------------       Operating Officer and Director
GARY HILL


/s/ David Kallenberger                Director                             March 23, 1998
-------------------------------
DAVID KALLENBERGER


/s/ Tony LeVecchio                    Director                             March 23, 1998
-------------------------------
TONY LEVECCHIO


/s/ Tom Montgomery                    Director                             March 23, 1998
-------------------------------
TOM MONTGOMERY


/s/ Leon Pritzker                     Director                             March 23, 1998
-------------------------------
LEON PRITZKER


/s/ Jim Silcock                       Director                             March 23, 1998
-------------------------------
JIM SILCOCK

                                                                    SCHEDULE II


                             MEDICAL ALLIANCE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

            COLUMN A                                      COLUMN B       COLUMN C      COLUMN D       COLUMN E
            --------                                      --------       --------      --------       --------

                                                         BALANCE AT     CHARGED TO                   BALANCE AT
                                                        BEGINNING OF    COSTS AND                      END OF
                                                           PERIOD        EXPENSES      DEDUCTIONS      PERIOD
                                                        ------------    ----------     ----------    ----------
Year Ended December 31, 1997
    Allowance for doubtful accounts...............        1,859,621      3,870,925     3,175,841(A)  $2,554,705
Year Ended December 31, 1996
    Allowance for doubtful accounts...............       $1,113,314     $3,408,360    $2,662,053(A)   1,859,621
Year Ended December 31, 1995
    Allowance for doubtful accounts...............          449,881      1,884,709     1,221,276(A)   1,113,314

-------------------
(1) Uncollectible accounts written off, net of recoveries.

                                EXHIBIT INDEX

 EXHIBIT NUMBER              DESCRIPTION
 --------------              -----------
  2.1                -       Asset Purchase Agreement, dated March 18, 1996 between the Company and
                             Maasai Inc. (1) (5)
  2.2                -       Asset Purchase Agreement, dated June 10, 1996 between the Company and
                             Mobile Laser Services, Inc.(1) (5)
  2.3                -       Asset Purchase Agreement, dated as of January 21, 1997 among Stone
                             Treatment Center of New England, Inc., Gregory A. Mercurio, Vincent A.
                             Catallozzi, M.D., Alexander Calenda,
                             M.D., Gerald Marsocci, M.D., Joseph C. Cambio, M.D. and the Company. (6)(5)
  3.1                -       Amended and Restated Articles of Incorporation of the Company. (1)
  3.2                -       Amended and Restated Bylaws of the Company. (1)
  4.1                -       Specimen of Company Common Stock Certificate. (1)
  4.2                -       Warrant to Purchase 15,651 Shares of Common Stock of the Company dated
                             July 27, 1995 between  the Company and Paul R. Herchman. (1)
  4.3                -       Warrant to Purchase 23,416 Shares of Common Stock of the Company dated
                             August 15, 1993 between the Company and Columbia General Corporation. (1)
  4.4                -       Warrant to Purchase 2,810 Shares of Common Stock of the Company dated
                             October 17, 1993 between the Company and Robert J. Mathews, M.D. (1)
  4.5                -       Warrant to Purchase 2,342 Shares of Common Stock of the Company dated
                             May 31, 1994 between the Company and Shelly Burks. (1)
  4.6                -       Warrant to Purchase 1,873 Shares of Common Stock of the Company dated
                             May 31, 1994 between the Company and Thomas A. Montgomery. (1)
  4.7                -       Warrant to Purchase 6,556 Shares of Common Stock of the Company dated
                             May 31, 1994 between the Company and Thomas A. Montgomery. (1)
 10.1                -       Agreement between the Company and Coherent Medical Group. (1)
 10.2                -       Master Lease Agreement dated July 20, 1995 between the Company and
                             Cabot Medical Corporation. (1)
 10.3                -       Master services Agreement dated June 3, 1996 between the Company and
                             Cosmetic Technologies International. (1)
 10.4                -       Joint Venture Agreement dated March 25, 1996 between the Company and
                             Coherent-AMT Inc. (1)
 10.5                -       Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive
                             Plan. (2)(4)
 10.6                -       Employment Agreement between the Company and Paul Herchman. (1)(4)
 10.7                -       Employment Agreement between the Company and Gary Hill. (3)(4)
 10.8                -       Employment Agreement between the Company and Kevin O'Brien. (1)(4)
 10.9                -       Employment Agreement between the Company and Michael G. Wallace. (1)(4)
 10.10               -       Lease Agreement. (1)
 10.11               -       Strategic Alliance Agreement, dated as of December 19, 1996, by and between Laserscope and the Company. (6)
 10.12               -       Exclusive Provider Agreement, dated as of January 21, 1997, by and between Thermolase Corporation and the Company. (6)
 10.13               -       Strategic Alliance Agreement, dated as of January 1, 1997, by and between Valleylab, Inc. and the Company. (6)
 10.14               -       Exclusive Provider Agreement, dated as of February 9, 1997, by and between Imagyn Medical, Inc. and the Company. (6)
 12.1                -       Subsidiaries of the Company. (1)
 27.1                -       Financial Data Schedule. (3)
 27.2                -       Financial Data Schedule Restated. (3)
 27.3                -       Financial Data Schedule Restated. (3)
 27.4                -       Financial Data Schedule Restated. (3)
 27.5                -       Financial Data Schedule Restated. (3)
 27.6                -       Financial Data Schedule Restated. (3)
 27.7                -       Financial Data Schedule Restated. (3)


---------------------
 (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Company's Registration Statement on form S-8 (No. 333-18545) and incorporated herein by reference.
 (3) Filed herewith.
 (4) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.
 (5) Schedules and similar attachments to this Exhibit have not been filed herewith. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.
 (6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.