Form 10-Q
period 1998-03-31
MEDICAL ALLIANCE INC
filed 1998-05-15
CIK 1018913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

As of May 8, 1998, there were 6,252,446 shares outstanding of the registrant's common stock, $0.002 par value.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                      PAGE NO.
                                                                                                      -------
ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Balance Sheets
                    December 31, 1997 and March 31, 1998 (Unaudited)....................................3

              Consolidated Statements of Operations -
                  Three months ended March 31, 1997 and 1998............................................4
                   (Unaudited)

              Consolidated Statements of Cash Flows
                    Three months ended March 31, 1997 and 1998 (Unaudited)..............................5

              Consolidated Statement of Stockholders Equity.............................................6
                    Three months ended March 31, 1998 (Unaudited)

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................................................8

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.........................................................10

              Signatures...............................................................................12

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1997 AND MARCH 31, 1998



ASSETS

                                                                                      DECEMBER 31,          MARCH 31,
                                                                                         1997                  1998
                                                                                         ----                  ----
                                                                                                            (UNAUDITED)
Current assets:
    Cash and cash equivalents....................................................    $14,902,578          $15,267,786
    Accounts receivable, less allowance for doubtful accounts
    of $2,554,705 and $2,006,922 respectively....................................      2,715,446            2,312,945
    Prepaid expenses and other current assets....................................      1,290,038            1,007,710
    Refundable federal and state income taxes....................................      1,253,910              856,194
                                                                                     -----------          -----------
          Total current assets...................................................     20,161,972           19,444,635
Property and equipment, net......................................................      5,473,485            5,401,215
Other assets:
    Intangible assets, net of amortization of
    $159,346 and $187,007,  respectively.........................................        869,080              849,951
                                                                                     -----------          -----------
          Total assets...........................................................    $26,504,537          $25,695,801
                                                                                     ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.............................................................     $  976,150           $  843,558
    Accrued expenses.............................................................      1,197,785            1,016,789
    Capital lease obligations....................................................        248,650              222,110
    Deferred revenue.............................................................        163,976              188,546
                                                                                     -----------         ------------
          Total current liabilities..............................................      2,586,561            2,271,003
Capital lease obligations, net of current maturities.............................        239,929              185,423
                                                                                     -----------          -----------
           Total liabilities.....................................................      2,826,490            2,456,426
                                                                                     -----------         ------------

Stockholders' equity:
Common stock, $0.002 par value, 30,000,000 shares
     authorized; 6,157,300 and 6,282,962 shares issued and
     outstanding, respectively,..................................................         12,331               12,583
Capital in excess of par value...................................................     26,236,053           26,445,804
Retained earnings (accumulated deficit)..........................................     (2,504,393)          (3,153,068)
Treasury stock at cost,  25,703 shares ..........................................        (65,944)             (65,944)
                                                                                     ------------        -------------
           Total stockholders' equity............................................     23,678,047           23,239,375
                                                                                     -----------         ------------
           Total liabilities and stockholders' equity............................     $26,504,537          $25,695,801
                                                                                     ============        =============



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                        (UNAUDITED)

                                                                                   1997           1998
                                                                                -----------   ------------

Net revenue..................................................                   $ 4,868,461   $ 4,154,422
                                                                                -----------   -----------
Costs and expenses:
  Salaries and benefits......................................                     1,791,112     2,087,612
  Selling, general and
     administrative..........................................                     1,862,396     1,771,347
  Depreciation and
     amortization............................................                       636,975       585,021
  Provision for uncollectible
     accounts................................................                       699,974       536,320
                                                                                -----------   -----------
     Total costs and
       expenses..............................................                     4,990,457     4,980,300
                                                                                -----------   -----------
     Operating income (loss).................................                      (121,996)     (825,878)
                                                                                -----------   -----------
Other (income) expense:
  Interest income and other,
     net.....................................................                      (218,031)    ( 196,011)
  Interest expense...........................................                        29,342        18,808
                                                                                -----------   -----------
     Total other (income) expense............................                      (188,689)     (177,203)
                                                                                -----------   -----------

Income (loss) before income taxes............................                        66,693      (648,675)
Provision for income taxes...................................                        28,020             0
                                                                                -----------   -----------
Net income (loss)............................................                   $    38,673   $  (648,675)
                                                                                ===========   ===========
Net income (loss) per share (basic)..........................                   $       .01   $      (.10)
                                                                                ===========   ===========
Net income (loss) per share (diluted)........................                   $       .01   $      (.10)
                                                                                ===========   ===========

Weighted average number of  common shares and common  share equivalents
(in thousands) (basic)......................................                          5,977         6,251
Weighted average number of common shares and common share equivalents
(in thousands) (diluted)....................................                          6,289         6,404



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                                   (UNAUDITED)

                                                                                              1997            1998
                                                                                           -----------    ------------
Cash flows from operating activities:
  Net income (loss)..................................................................      $    38,673    $  (648,675)
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
     Loss on joint venture...........................................................            7,263            -0-
     Provision for uncollectible accounts............................................          699,974        536,320
     Depreciation and amortization...................................................          636,975        585,021
     Deferred income taxes...........................................................           28,020            -0-
     Changes in assets and liabilities net of effects from
      acquisitions:
     Accounts receivable.............................................................         (826,249)      (133,819)
     Prepaid expenses and other current assets.......................................         (112,507)       680,044
     Accounts payable and accrued expenses...........................................       (1,790,638)      (313,588)
     Deferred revenue................................................................           13,762         24,570
                                                                                           -----------    -----------
     Net cash (used in) provided by operating activities.............................       (1,304,727)       729,873
Cash flows from investing activities:
     Capital expenditures............................................................       (1,635,430)      (485,090)
     Payment for acquisitions........................................................         (465,978)           -0-
     Other...........................................................................           16,000         (8,532)
                                                                                           -----------    -----------
     Net cash used in investing activities...........................................       (2,085,408)      (493,622)
                                                                                           -----------    -----------
Cash flow from financing activities:
     Repayment of capital lease obligations..........................................         (114,473)       (81,046)
     Proceeds from issuance of common stock..........................................           41,228        210,003
                                                                                           -----------    -----------
     Net cash (used in) provided by financing activities.............................          (73,245)       128,957
                                                                                           -----------    -----------
Net (decrease) increase in cash and cash equivalents.................................       (3,463,380)       365,208
Cash and cash equivalents at beginning of period.....................................       20,505,787     14,902,578
                                                                                           -----------    -----------
Cash and cash equivalents at end of period...........................................      $17,042,407    $15,267,786
                                                                                           ===========    ===========

Supplemental schedule of noncash investing and financing
  activities:
  Capital lease obligations incurred.................................................          577,627            -0-
The Company has acquired businesses, as follows:
  Fair value of assets acquired......................................................          828,249            -0-
  Goodwill recorded..................................................................          675,195            -0-
Less:
     Cash paid.......................................................................         (465,978)           -0-
     Fair value of common stock......................................................         (255,000)           -0-
                                                                                           ------------   -----------
    Liabilities assumed..............................................................          782,466            -0-
                                                                                           ===========    ===========



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


                                                                                                 RETAINED
                                              COMMON STOCK                                       EARNINGS       TOTAL
                                       -----------------------  CAPITAL IN EXCESS  (ACCUMULATED  TREASURY   STOCKHOLDERS'
                                         SHARES        AMOUNT      OF PAR VALUE      DEFICIT)     STOCK        EQUITY
                                       ---------      --------     ------------    -----------    --------   -----------

Balance at December 31, 1997.........  6,157,300      $12,331      $26,236,053     $(2,504,393)   $(65,944)  $23,678,047
  Options exercised (unaudited)......   125,662           252          209,751                                  210,003
  Net loss (unaudited)...............                                              (648,675)                 (648,675)
                                       ---------      -------      -----------     -----------    --------   -----------
Balance at March 31, 1998
(unaudited)..........................  6,282,962      $12,583      $26,445,804     $(3,153,068)   $(65,944)  $23,239,375
                                       =========      =======      ===========     ============   ========   ===========



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (INFORMATION OF AND FOR THE THREE MONTH PERIOD ENDED

                      MARCH 31, 1997 AND 1998 IS UNAUDITED)



1. UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated balance sheet as of March 31, 1998, and the consolidated statements of operations for the three months ended March 31, 1997 and 1998, and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1998, and the consolidated statement of stockholders' equity for the three months ended March 31, 1998, have been prepared by the Company without audit. The December 31, 1997 consolidated, condensed balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at March 31, 1998, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes of the Company for the fiscal year ended December 31, 1997 included in the Company's Form 10-K.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components, however, the adoption of this statement had no impact on the Company's net income or stockholders' equity as presented.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                                                                                  (UNAUDITED)
                                                                                  DECEMBER 31,      MARCH 31,
                                                                                     1997             1998
                                                                                     ----             ----


    Medical equipment.................................................             $8,231,052     $8,679,125
    Furniture and fixtures............................................              1,763,602      1,800,219
    Transportation....................................................                117,778        117,778
    Leasehold improvements............................................                 52,961         53,361
    Equipment under capital leases....................................              1,493,533      1,493,533
                                                                                    ---------      ---------
                                                                                   11,658,926     12,144,016
    Less accumulated depreciation and amortization....................             (6,185,441)    (6,742,801)
                                                                                   -----------    ----------
    Net property and equipment........................................             $5,473,485     $5,401,215
                                                                                   ==========     ==========


    Depreciation expense related to property and equipment was approximately 630,000 and $557,000 for the three months ended March 31, 1997 and 1998, respectively. Accumulated amortization related to equipment under capital leases was approximately $1,028,000 and $1,084,000 at December 31, 1997 and March 31, 1998, respectively.

    Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over existing useful lives from three to five years. Effective January 1, 1998, the Company extended the estimated useful lives on certain medical equipment and established residual values on such equipment based on historical experience. The change in accounting estimate had the effect of reducing depreciation expense and decreasing the net loss by approximately $256,000 ($.04 per share) for the three months ended March 31, 1998.

    4. EARNINGS PER SHARE

                                                                                        THREE MONTHS ENDED
                                                                                MARCH 31,                 MARCH 31,
                                                                                  1997                      1998
                                                                                  ----                      ----
    Basic:
    Weighted average number of common shares outstanding (basic)                5,977,405                 6,250,964
    Net income (loss)..............................................            $   38,673                $ (648,675)
    Net income (loss) per share (basic)............................            $      .01                $     (.10)
                                                                               ==========                ==========

    Diluted:
    Weighted average number of common shares outstanding (basic)                5,977,405                 6,250,964
    Incremental common shares outstanding applicable to
     "In the Money" options and warrants based on the
     estimated year or quarter end fair market value of the stock..               311,148                   153,281


    Weighted average number of common shares outstanding (diluted)              6,288,553                 6,404,245

    Net income (loss)..............................................            $   38,673                $ (648,675)
    Net income (loss) per share (diluted)..........................            $      .01                $     (.10)
                                                                               ==========                ==========


    5. SUBSEQUENT EVENT

    On May 14, 1998, the Company commenced a share repurchase program of up to one million shares of the Company's Common Stock. The purchases are to be made from time to time over the next 12 months at prices then prevailing on the Nasdaq National Market System or in privately negotiated transactions.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

    THREE MONTHS ENDED MARCH 31, 1998 AND 1997

    NET REVENUES. Net revenues decreased from $4.9 million for the three months ended March 31, 1997, to $4.2 million for the three months ended March 31, 1998, a decrease of $700,000 or 14%. This decrease was attributable in part to a decrease in revenues related to Company sponsored seminars, which decreased from $348,000 for the three months ended March 31, 1997 to $40,000 for the three months ended March 31, 1998, a decrease of $308,000. During the three months ended March 31, 1997, the Company derived seminar revenues related to the hair removal product line which was discontinued in the fourth quarter of 1997. Further, the decrease was attributable to a decline in total procedure volume, which decreased from 20,986 for the three months ended March 31, 1997, to 19,451 for the three months ended March 31, 1998, a decrease of 1,535 or 7%. Medical surgical procedures decreased from 6,507 for the three months ended March 31, 1997, to 6,331 for the three months ended March 31, 1998, a decrease of 176 or 3%, which contributed to 11% of the total decrease in procedure volume. Aesthetic elective procedures decreased from 14,479 for the three months ended March 31, 1997, to 13,120 for the three months ended March 31, 1998, a decrease of 1,359 or 9%, which contributed to 89% of the total decrease in procedure volume.

    The average net revenue per case decreased from $232 for the three months ended March 31, 1997, to $214 for the three months ended March 31, 1998, a decrease of $18 or 8%. This decrease was attributable to a change in case mix with aesthetic elective procedures, which had a lower average net revenue per case of $192, compared to $251 for the medical surgical procedures, increasing from 54% of total net patient service revenues for the three months ended March 31, 1997 to 61% of total net patient service revenues for the three months ended March 31, 1998.

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense increased from $1.8 million for the three months ended March 31, 1997, to $2.1 million for the three months ended March 31,1998, an increase of $300,000 or 17%. Average total employees for the Company increased from 149 for the three months ended March 31, 1997, to 167 for the three months ended March 31, 1998, an increase of 18 or 12%. Furthermore, there was approximately $60,000 paid in severance packages during the first quarter of 1998 related to a reduction in corporate personnel. Salaries and benefits expense as a percentage of net revenues increased from 36.8% for the three months ended March 31, 1997, to 50.3% for the three months ended March 31, 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased from $1.9 million for the three months ended March 31, 1997, to $1.8 million for the three months ended March 31, 1998, a decrease of $100,000 or 5%. Selling, general and administrative expense as a percentage of net revenues increased from 38.3% for the three months ended March 31, 1997, to 42.6% for the three months ended March 31, 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased from $637,000 for the three months ended March 31, 1997, to $585,000 for the three months ended March 31, 1998, a decrease of $52,000 or 8%. This decrease was due mainly to a change in useful lives on certain medical equipment from three to five years as well as the establishment of residual values on such equipment. The change in useful lives had the effect of reducing depreciation expense and decreasing the net loss by approximately $256,000 ($.04 per share) for the three months ended March 31, 1998. This decrease was offset by the addition of $3.3 million in medical equipment during the twelve months ended December 31, 1997.

    PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts decreased from $700,000 for the three months ended March 31, 1997, to $536,000 for the three months ended March 31, 1998, a decrease of $164,000 or 23%. As a percentage of net revenue, provision for uncollectible accounts decreased from 14.4% to 12.9% which is primarily attributable to the Company's new processes including scheduling, preregistration, and preverification.

    OPERATING LOSS. Operating loss increased from $122,000 for the three months ended March 31, 1997 to $826,000 for the three months ended March 31, 1998, an increase of $704,000 or 577%. As a percentage of net revenues, operating loss increased from 2.5% for the three months ended March 31, 1997, to 19.9% for the three months ended March 31, 1998. This increase was primarily due to the decrease in net revenues.

    NET INCOME (LOSS). As a result of the items discussed above, the Company's net income decreased from $39,000 for the three months ended March 31, 1997, to a loss of $649,000 for the three months ended March 31, 1998, a decrease of $688,000.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through 1993, the Company's operating expenses significantly exceeded its net revenues, resulting in an accumulated retained deficit of approximately $1.3 million as of December 31, 1993. From 1994 until March 31, 1997, the Company recorded positive earnings, which resulted in retained earnings of $431,290 as of March 31, 1997. As of March 31, 1998, the Company has an accumulated retained deficit of $3.2 million, due to losses incurred during the twelve months ended December 31, 1997 and the three months ended March 31, 1998. Until October 1996, the Company funded its operations primarily through the private placement of equity securities, bank borrowings and cash provided by operations. Prior to its initial public offering, which was completed on October 11, 1996, the majority of the capital raised by the Company had been raised from the private placement of $2.2 million of equity securities, including $750,000 raised in July 1992, and approximately $1.5 million raised in November 1995. The Company obtained a $2.0 million credit facility from NationsBank of Texas, N.A. ("NationsBank") in June 1995. This facility was composed of several tranches bearing interest rates ranging from prime plus 0.5% to prime plus 1.5%. The net proceeds from such facility were used to retire outstanding debt and to purchase medical equipment. The Company's facility with NationsBank was increased to $4.3 million in March 1996. The NationsBank debt was paid off in full during October 1996 with a portion of the net proceeds from the initial public offering.

    Net cash (used in) provided by the operating activities was $(1.3 million) and $730,000 for the three months ended March 31, 1997 and 1998, respectively. For its investing activities, the Company consumed $2.1 million and $494,000 for the three months ended March 31, 1997 and 1998, respectively, primarily for the purchase of medical equipment and payment for acquisitions. Capital expenditures were $1.6 million and $485,000 for the three months ended March 31, 1997 and 1998, respectively. Net cash (used in) provided by financing activities was $(73,000) and $129,000 for the three months ended March 31, 1997 and 1998, respectively.

YEAR 2000 COMPLIANCE

     The Company has and will continue to make certain investments in its information systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

     As of the date hereof, there are no legal proceedings pending against or involving the Company that in the opinion of management, could have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     From October 9, 1996, the effective date of the Registration Statement, to March 31, 1998, the ending date of the reporting period, the approximate amount of net offering proceeds used were $9.1 million, which were used as follows:
$3.5 million used to pay off in full the NationsBank debt, $5 million used to purchase medical equipment and $600,000 to acquire other companies.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. SHARE REPURCHASE PROGRAM

        On May 14, 1998, the Company commenced a share repurchase program of up to one million shares of the Company's Common Stock. The purchases are to be made from time to time over the next 12 months at prices then prevailing on the Nasdaq National Market System or in privately negotiated transactions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION
------                     -------------------

2.1      Asset Purchase Agreement, dated March 18, 1996, between the Company and
         Maasai Inc. (1)(6)
2.2      Asset Purchase Agreement, dated June 10, 1996, between the Company and
         Mobile Laser Services, Inc. (1)(6)
2.3      Asset Purchase Agreement, dated as of January 21, 1997 among Stone
         Treatment Center of New England, Inc., Gregory A. Mercurio, Vincent A.
         Catallozzi, M.D., Alexander Calenda, M.D., Gerald Marsocci, M.D. Joseph
         C. Cambio, M.D. and the Company. (3)(6)
3.1      Amended and Restated Articles of Incorporation of the Company. (1)
3.2      Amended and Restated Bylaws of the Company. (1)
4.1      Specimen of Company Common Stock Certificate. (1)
4.2      Warrant to Purchase 23,416 Shares of Common Stock of the Company dated
         August 15, 1993 between the Company and Columbia General Corporation.
         (1)
4.3      Warrant to Purchase 2,810 Shares of Common Stock of the Company dated
         October 17, 1993 between the Company and Robert J. Mathews, M.D. (1)
4.4      Warrant to Purchase 2,342 Shares of Common Stock of the Company dated
         May 31, 1994 between the Company and Shelly Burks. (1)
4.5      Warrant to Purchase 1,873 Shares of Common Stock of the Company dated
         May 31, 1994 between the Company and Thomas A. Montgomery. (1)
4.6      Warrant to Purchase 6,556 Shares of Common Stock of the Company dated
         September 1, 1994 between the Company and Thomas A. Montgomery. (1)
4.7      Warrant to Purchase 15,651 Shares of Common Stock of the Company dated
         July 27, 1995 between the Company and Paul R. Herchman. (1)
10.1     Agreement between the Company and Coherent Medical Group. (1)
10.2     Master Lease agreement dated July 20, 1995 between the Company and
         Cabot Medical Corporation. (1)
10.3     Master Service Agreement dated June 3, 1996 between the Company and
         Cosmetic Technologies International. (2)



10.4     Joint Venture Agreement dated March 25, 1996 between the Company and
         Coherent-AMT Inc. (2)
10.5     Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive
         Plan. (2)
10.6     Employment Agreement between the Company and Paul Herchman. (1)
10.7     Employment Agreement between the Company and Gary Hill. (4)
10.8     Employment Agreement between the Company and Kevin O'Brien. (1)
10.9     Employment Agreement between the Company and Michael G. Wallace. (1)
10.10    Lease Agreement between the Company and Graymont Partners. Ltd. (1)
10.11    Strategic Alliance Agreement, dated as of December 19, 1996, by and between Laserscope and the Company. (3)
10.12    Exclusive Provider Agreement, dated as of January 21, 1997, by and between Thermolase Corporation and the Company. (3)
10.13    Strategic Alliance Agreement, dated as of January 1, 1997, by and between Valleylab, Inc. and the Company. (3)
10.14    Exclusive Provider Agreement, dated as of February 9, 1997, by and between Imagyn Medical, Inc. and the Company. (3)
12.1     Subsidiaries of the Company. (1)
27.1     Financial Data Schedule(5)
--------


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

(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)  Filed herewith.

(6) Schedules and similar attachments to this Exhibit have not been filed herewith. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medical Alliance, Inc.
DATE: May 15, 1998


              Signature                               TITLE

              /s/ PAUL R. HERCHMAN
              ----------------------------------      President and
              Paul R. Herchman                        Chief Executive Officer


              /s/ MARK NOVY
              ----------------------------------      Vice President of Finance
              Mark Novy                               and Controller


                              EXHIBIT INDEX

EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION
------                     -------------------

2.1      Asset Purchase Agreement, dated March 18, 1996, between the Company and
         Maasai Inc. (1)(6)
2.2      Asset Purchase Agreement, dated June 10, 1996, between the Company and
         Mobile Laser Services, Inc. (1)(6)
2.3      Asset Purchase Agreement, dated as of January 21, 1997 among Stone
         Treatment Center of New England, Inc., Gregory A. Mercurio, Vincent A.
         Catallozzi, M.D., Alexander Calenda, M.D., Gerald Marsocci, M.D. Joseph
         C. Cambio, M.D. and the Company. (3)(6)
3.1      Amended and Restated Articles of Incorporation of the Company. (1)
3.2      Amended and Restated Bylaws of the Company. (1)
4.1      Specimen of Company Common Stock Certificate. (1)
4.2      Warrant to Purchase 23,416 Shares of Common Stock of the Company dated
         August 15, 1993 between the Company and Columbia General Corporation.
         (1)
4.3      Warrant to Purchase 2,810 Shares of Common Stock of the Company dated
         October 17, 1993 between the Company and Robert J. Mathews, M.D. (1)
4.4      Warrant to Purchase 2,342 Shares of Common Stock of the Company dated
         May 31, 1994 between the Company and Shelly Burks. (1)
4.5      Warrant to Purchase 1,873 Shares of Common Stock of the Company dated
         May 31, 1994 between the Company and Thomas A. Montgomery. (1)
4.6      Warrant to Purchase 6,556 Shares of Common Stock of the Company dated
         September 1, 1994 between the Company and Thomas A. Montgomery. (1)
4.7      Warrant to Purchase 15,651 Shares of Common Stock of the Company dated
         July 27, 1995 between the Company and Paul R. Herchman. (1)
10.1     Agreement between the Company and Coherent Medical Group. (1)
10.2     Master Lease agreement dated July 20, 1995 between the Company and
         Cabot Medical Corporation. (1)
10.3     Master Service Agreement dated June 3, 1996 between the Company and
         Cosmetic Technologies International. (2)



10.4     Joint Venture Agreement dated March 25, 1996 between the Company and
         Coherent-AMT Inc. (2)
10.5     Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive
         Plan. (2)
10.6     Employment Agreement between the Company and Paul Herchman. (1)
10.7     Employment Agreement between the Company and Gary Hill. (4)
10.8     Employment Agreement between the Company and Kevin O'Brien. (1)
10.9     Employment Agreement between the Company and Michael G. Wallace. (1)
10.10    Lease Agreement between the Company and Graymont Partners. Ltd. (1)
10.11    Strategic Alliance Agreement, dated as of December 19, 1996, by and between Laserscope and the Company. (3)
10.12    Exclusive Provider Agreement, dated as of January 21, 1997, by and between Thermolase Corporation and the Company. (3)
10.13    Strategic Alliance Agreement, dated as of January 1, 1997, by and between Valleylab, Inc. and the Company. (3)
10.14    Exclusive Provider Agreement, dated as of February 9, 1997, by and between Imagyn Medical, Inc. and the Company. (3)
12.1     Subsidiaries of the Company. (1)
27.1     Financial Data Schedule(5)
--------


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

(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)  Filed herewith.

(6) Schedules and similar attachments to this Exhibit have not been filed herewith. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.

(b)  Reports on Form 8-K

     None.