Form 10-Q
period 1998-06-30
MEDICAL ALLIANCE INC
filed 1998-08-14
CIK 1018913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                               Yes X       No
                                  ----        ----

As of August 7, 1998, there were 6,223,195 shares outstanding of the registrant's common stock, $0.002 par value.
-------------------------------------------------------------------------------

                                     INDEX

                         PART I. FINANCIAL INFORMATION




                                                                              PAGE NO.
ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Balance Sheets
                    December 31, 1997 and June 30, 1998 (Unaudited) ............    3

              Consolidated Statements of Operations
                  Three and Six months ended June 30, 1997 and 1998 ............    4
                   (Unaudited)

              Consolidated Statements of Cash Flows
                    Six months ended June 30, 1997 and 1998 (Unaudited) ........    5

              Consolidated Statement of Stockholders' Equity ..................     6
                    Six months ended June 30, 1998 (Unaudited)

              Notes to Consolidated Financial Statements (Unaudited) ...........    7

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ..........................    8

                            PART II OTHER INFORMATION

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K.................................    13

              Signatures ......................................................    15

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1997 AND JUNE 30, 1998

ASSETS


                                                                           DECEMBER 31,       JUNE 30,
                                                                              1997              1998
                                                                              ----              ----
                                                                                             (UNAUDITED)
Current assets:
    Cash and cash equivalents .......................................     $ 14,902,578      $ 14,896,466
    Accounts receivable, less allowance for doubtful accounts
    of $2,554,705 and $1,627,941 respectively .......................        2,715,446         1,904,311
    Prepaid expenses and other current assets .......................        1,290,038         1,145,375
    Refundable federal and state income taxes .......................        1,253,910           871,205
                                                                          ------------      ------------
          Total current assets ......................................       20,161,972        18,817,357
Property and equipment, net .........................................        5,473,485         5,107,694
Other assets:
    Intangible assets, net of amortization of
    $159,346 and $214,756,  respectively ............................          869,080           829,411
                                                                          ------------      ------------
          Total assets ..............................................     $ 26,504,537      $ 24,754,462
                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ................................................     $    976,150      $    619,947
    Accrued expenses ................................................        1,197,785           750,465
    Current maturities of:
    Capital lease obligations .......................................          248,650           212,784
    Deferred revenue ................................................          163,976           200,434
                                                                          ------------      ------------
          Total current liabilities .................................        2,586,561         1,783,630
Capital lease obligations, net of current maturities ................          239,929           132,062
                                                                          ------------      ------------
          Total liabilities .........................................        2,826,490         1,915,692
                                                                          ------------      ------------

Stockholders' equity:
Common stock, $0.002 par value, 30,000,000 shares
     authorized; 6,157,300 and 6,281,592 shares issued and
     outstanding, respectively, .....................................           12,331            12,743
Capital in excess of par value ......................................       26,236,053        26,651,257
Accumulated deficit .................................................       (2,504,393)       (3,427,938)
Treasury stock at cost,  25,703 and 107,203 shares,  respectively ...          (65,944)         (397,292)
                                                                          ------------      ------------
           Total stockholders' equity ...............................       23,678,047        22,838,770
                                                                          ------------      ------------
           Total liabilities and stockholders' equity ...............     $ 26,504,537      $ 24,754,462
                                                                          ============      ============



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998
               AND FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998



                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30                         JUNE 30
                                                                         (UNAUDITED)                     (UNAUDITED)

                                                                     1997            1998             1997            1998
                                                                     ----            ----             ----            ----
Net revenue ................................................    $  5,282,701     $  4,159,415     $ 10,151,162     $  8,313,837
                                                                ------------     ------------     ------------     ------------
Costs and expenses:
  Salaries and benefits ....................................       2,640,076        1,838,847        4,431,188        3,926,459
  Selling, general and
     administrative ........................................       2,453,906        1,748,834        4,316,302        3,520,181
  Depreciation and
     amortization ..........................................         937,289          561,650        1,574,264        1,146,671
  Provision for uncollectible
     accounts ..............................................       1,963,933          488,109        2,663,907        1,024,429
                                                                ------------     ------------     ------------     ------------
     Total costs and
       expenses ............................................       7,995,204        4,637,440       12,985,661        9,617,740
                                                                ------------     ------------     ------------     ------------
     Operating income(loss) ................................      (2,712,503)        (478,025)      (2,834,499)      (1,303,903)
                                                                ------------     ------------     ------------     ------------
Other (income) expense:
  Interest income and other,
     net ...................................................        (158,507)        (216,325)        (376,538)        (412,337)
  Interest expense .........................................          34,041           13,171           63,384           31,979
                                                                ------------     ------------     ------------     ------------
     Total other (income) expense ..........................        (124,466)        (203,154)        (313,154)        (380,358)
                                                                ------------     ------------     ------------     ------------

Income (loss) before income taxes ..........................      (2,588,037)        (274,871)      (2,521,345)        (923,545)
Provision (benefit) for income taxes .......................        (754,940)              --         (726,920)              --
                                                                ------------     ------------     ------------     ------------
Net income (loss) ..........................................    $ (1,833,097)    $   (274,871)    $ (1,794,425)    $   (923,545)
                                                                ============     ============     ============     ============
Net income (loss) per share (basic) ........................    $       (.30)            (.04)            (.30)            (.15)
                                                                ============     ============     ============     ============
Net income (loss) per share (diluted) ......................    $       (.30)            (.04)            (.30)            (.15)
                                                                ============     ============     ============     ============

Weighted average number of common shares and common  share
equivalents (in thousands) (basic) .........................           6,014            6,281            6,007            6,266
                                                                ============     ============     ============     ============

Weighted average number of  common shares and common  share
equivalents (in  thousands) (diluted) ......................           6,229            6,392            6,222            6,377
                                                                ============     ============     ============     ============









               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                                   (UNAUDITED)

                                                                                             1997              1998
                                                                                        ------------      ------------
Cash flows from operating activities:
  Net loss ........................................................................     $ (1,794,425)     $   (923,545)
  Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
     Loss on joint venture ........................................................           56,540                 0
     Gain from disposal of equipment ..............................................                0           (25,390)
     Provision for uncollectible accounts .........................................        2,663,907         1,024,429
     Depreciation and amortization ................................................        1,574,264         1,146,671
     Deferred income taxes ........................................................         (726,920)                0
     Changes in assets and liabilities net of effects from
     Acquisitions:
     Accounts receivable ..........................................................       (1,285,547)         (213,294)
     Prepaid expenses and other current assets ....................................         (255,475)          527,368
     Accounts payable and accrued expenses ........................................       (1,473,310)         (803,523)
     Deferred revenue .............................................................           44,488            36,458
                                                                                        ------------      ------------
     Net cash (used in) provided by operating activities .........................       (1,196,478)          769,174
                                                                                        ------------      ------------

Cash flows from investing activities:
  Capital expenditures ............................................................       (2,355,500)         (739,080)
  Proceeds from disposal of equipment .............................................                0            39,000
  Payment for acquisitions ........................................................         (605,978)                0
  Change in restricted cash .......................................................           21,000                 0
  Other ...........................................................................                0           (15,741)
                                                                                        ------------      ------------
  Net cash used in investing activities ...........................................       (2,940,478)         (715,821)
                                                                                        ------------      ------------

Cash flows from financing activities:
  Repayment of capital lease obligations ..........................................         (241,394)         (143,733)
  Purchase of treasury shares .....................................................                0          (331,348)
  Proceeds from issuance of common stock ..........................................           87,885           415,616
                                                                                        ------------      ------------
     Net cash used in financing activities ........................................         (153,509)          (59,465)
                                                                                        ------------      ------------
Net increase (decrease) in cash and cash equivalents ..............................       (4,290,465)           (6,112)
Cash and cash equivalents at beginning of period ..................................       20,505,787        14,902,578
                                                                                        ------------      ------------
Cash and cash equivalents at end of period ........................................     $ 16,215,322      $ 14,896,466
                                                                                        ============      ============

  Supplemental schedule of noncash investing and financing
  activities:
  Capital lease obligations incurred ..............................................     $    577,627      $          0
The company has acquired businesses, as follows:
  Fair value of assets acquired ...................................................          828,249                 0
  Goodwill recorded ...............................................................          815,195                 0
Less:
     Cash paid ....................................................................         (605,978)                0
     Fair value of common stock ...................................................         (255,000)                0
                                                                                        ------------      ------------
     Liabilities assumed ..........................................................     $    782,466      $          0
                                                                                        ============      ============








               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998




                                                   COMMON STOCK                                                           TOTAL
                                                -------------------   CAPITAL IN EXCESS   ACCUMULATED     TREASURY     STOCKHOLDERS'
                                                SHARES       AMOUNT      OF PAR VALUE       DEFICIT        STOCK          EQUITY
                                                ------       ------      ------------       -------       --------       ---------

Balance at December 31, 1997 ............     6,157,300   $     12,331   $ 26,236,053   $ (2,504,393)  $    (65,944)  $ 23,678,047
   Options exercised (unaudited) ........       205,792            412        415,204                                      415,616
   Treasury stock purchases
   (unaudited) ..........................       (81,500)                                                   (331,348)      (331,348)
   Net loss (unaudited) .................                                                   (923,545)                     (923,545)
                                           ------------   ------------   ------------   ------------   ------------   ------------
   Balance at June 30, 1998
   (unaudited) ..........................     6,281,592   $     12,743   $ 26,651,257   $ (3,427,938)  $   (397,292)  $ 22,838,770
                                           ============   ============   ============   ============   ============   ============




















































               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (INFORMATION OF AND FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997 AND 1998 IS
                                 UNAUDITED)



1. UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated balance sheet as of June 30, 1998, and the consolidated statements of operations for the three and six months ended June 30, 1997 and 1998, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1998, and the consolidated statement of stockholders' equity for the six months ended June 30, 1998, have been prepared by the Company without audit. The December 31, 1997 consolidated, condensed balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at June 30, 1998, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating SFAS 133; however, the Company does not believe adoption of SFAS 133 will have a material impact on the financial statements of the Company.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                                                                  (UNAUDITED)
                                                                                     DECEMBER 31,                  JUNE 30,
                                                                                         1997                        1998
                                                                                     ------------                ------------
Medical equipment ....................................................               $  8,231,052                $  8,826,026
Furniture and fixtures ...............................................                  1,763,602                   1,827,903
Transportation .......................................................                    117,778                     117,778
Leasehold improvements ...............................................                     52,961                      53,361
Equipment under capital leases .......................................                  1,493,533                   1,493,533
                                                                                     ------------                ------------
                                                                                       11,658,926                  12,318,601
Less accumulated depreciation and amortization .......................                 (6,185,441)                 (7,210,907)
                                                                                     ------------                ------------
Net property and equipment ...........................................               $  5,473,485                $  5,107,694
                                                                                     ============                ============

     Depreciation expense related to property and equipment was approximately $912,000 and $534,000 for the three months ended June 30, 1997 and 1998, respectively and $1,542,000 and $1,091,000 for the six months ended June 30, 1997 and 1998, respectively.

     Accumulated amortization related to equipment under capital leases was approximately $1,028,000 and $1,113,000 at December 31, 1997 and June 30, 1998,
respectively.

     Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over existing useful lives from three to five years. Effective January 1, 1998, the Company extended the estimated useful lives on certain medical equipment and established residual values on such equipment based on historical experience. The change in accounting estimate had the effect of reducing depreciation expense and decreasing the net loss by approximately $222,000 ($.04 per share) and $468,000 ($.07 per share) for the three and six months ended June 30, 1998.

3. EARNINGS PER SHARE

                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                                        1997            1998            1997            1998
                                                                    ------------    ------------    ------------    ------------
Basic:
Weighted average number of common shares outstanding (basic) ....      6,014,089       6,280,991       6,006,834       6,265,977
Net income (loss) ...............................................   $ (1,833,097)   $   (274,871)   $ (1,794,425)   $   (923,545)
Net income (loss) per share (basic) .............................   $       (.30)   $       (.04)   $       (.30)   $       (.15)
                                                                    ============    ============    ============    ============


Diluted:
Weighted average number of common shares outstanding (basic) ....      6,014,089       6,280,991       6,006,834       6,265,977

Incremental common shares outstanding applicable to
"In the Money" options and warrants based on the estimated
 quarter end fair market value of the stock .....................        214,950         110,926         214,950         110,926


Weighted average number of common shares outstanding (diluted) ..      6,229,039       6,391,917       6,221,784       6,376,903

Net income (loss) ...............................................   $ (1,833,097)   $   (274,871)   $ (1,794,425)   $   (923,545)
Net income (loss) per share (diluted) ...........................   $       (.30)   $       (.04)   $       (.30)   $       (.15)
                                                                    ============    ============    ============    ============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

THREE MONTHS ENDED JUNE 30, 1997 AND 1998

    NET REVENUES. Net revenues decreased from $5.3 million for the three months ended June 30, 1997, to $4.2 million for the three months ended June 30, 1998, a decrease of $1.1 million or 21%. This decrease was attributable to the decline in total procedure volume, which decreased from 23,717 for the three months ended June 30, 1997, to 21,128 for the three months ended June 30, 1998, a decrease of 2,589 or 11%. Medical surgical procedures increased from 6,789 for the three months ended June 30, 1997, to 7,582 for the three months ended June 30, 1998, an increase of 793 or 12%. Aesthetic elective procedures decreased from 16,928 for the three months ended June 30, 1997, to 13,546 for the three months ended June 30, 1998, a decrease of 3,382 or 20%. The decline in total procedure volume contributed to $562,000 of the $1.1 million decrease in net revenues.

    The net patient service revenue per case decreased from $217 for the three months ended June 30, 1997, to $195 for the three months ended June 30, 1998, a decrease of $22 per case or 10%. This decrease was attributable to a shift from noncontracted to contracted payors related to the insurance billable business. Contracted revenues as a percentage of insurance billable revenues increased from 49% for the three months ended June 30, 1997, to 69% for the three months ended June 30, 1998. The net patient service revenue per case decrease contributed to $465,000 of the $1.1 million decrease in net revenues.

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense decreased from $2.6 million for the three months ended June 30, 1997, to $1.8 million for the three months ended June 30, 1998, a decrease of $800,000 or 31%. The Company incurred a $250,000 charge during the three months ended June 30, 1997 for a restructuring of its field operations. The charge included expenses related to severance packages, relocation allowances, and recruitment fees as a result of the restructuring and realignment of personnel. Furthermore, average total employees for the Company decreased from 173 for the three months ended June 30, 1997, to 157 for the three months ended June 30, 1998, a decrease of 16 or 9%. Salaries and benefits expense as a percentage of net revenues decreased from 50% for the three months ended June 30, 1997, to 44.2% for the three months ended June 30, 1998. Without the $250,000 nonrecurring charge, salaries and benefits expense as a percentage of net revenues would have been 45.2% for the three months ended June 30, 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased from $2.45 million for the three months ended June 30, 1997, to $1.75 million for the three months ended June 30, 1998, a decrease of $700,000 or 29%. The Company incurred a $250,000 charge during the three months ended June 30, 1997 for a restructuring of its field operations. The charge included expenses related to the divestiture of certain delivery vans and certain medical equipment held under operating leases and legal/professional fees related to accounts receivable and managed care initiatives. Legal and professional fees decreased from $283,000 for the three months ended June 30, 1997, to $119,000 for the three months ended June 30, 1998, a decrease of $164,000 or 58%. Repair and maintenance expense decreased from $322,000 for the three months ended June 30, 1997, to $189,000 for the three months ended June 30, 1998, a decrease of $133,000 or 41%. This decrease is due to a restructuring of the Company's annual maintenance contracts on medical equipment. The remainder of the decrease is related mainly to the downsizing of the Company's infrastructure. Selling, general and administrative expense as a percentage of net revenues decreased from 46.5% for the three months ended June 30, 1997, to 42% for the three months ended June 30, 1998. Without the $250,000 nonrecurring charge, selling, general and administrative expense as a percentage of net revenues would have been 41.7% for the three months ended June 30, 1997.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased from $937,000 for the three months ended June 30, 1997, to $562,000 for the three months ended June 30, 1998, a decrease of $375,000 or 40%. This decrease was due mainly to a change in useful lives on certain medical equipment from three to five years as well as the establishment of residual values on such equipment which was effective January 1, 1998 and a nonrecurring charge of $150,000 for the three months ended June 30, 1997, related to the redeployment and or disposition of certain medical equipment in selected markets. The change in useful lives had the effect of reducing depreciation expense and decreasing the net loss by approximately $222,000 ($.04 per share) for the three months ended June 30, 1998.

    PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts decreased from $2.0 million for the three months ended June 30, 1997, to $488,000 for the three months ended June 30, 1998, a decrease of $ 1.5 million or 75%. There was a nonrecurring charge of $1.2 million to increase reserves for uncollectible accounts for the three months ended June 30, 1997. Without the nonrecurring charge of $1.2 million, provision for uncollectible accounts as a percentage of net patient service revenues decreased from 14.8% for the three months ended June 30, 1997 to 11.8% for the three months ended June, 30 1998. This 3% improvement is due to the continued success from the Company's operational processes including scheduling, preregistration, and preverification.

    OPERATING (LOSS). Operating loss decreased from $2.7 million for the three months ended June 30, 1997, to $478,000 for the three months ended June 30, 1998, a decrease of $2.2 million or 81%. During the three months ended June 30, 1997, there were nonrecurring charges totaling $1.85 million. Without these nonrecurring charges of $1.85 million, the operating loss for the three months ended June 30, 1997 would have been $863,000.

    INTEREST INCOME & OTHER, NET. Interest income and other, net increased from $159,000 for the three months ended June 30, 1997, to $216,000 for the three months ended June 30, 1998, an increase of $57,000 or 36%.

    INCOME (LOSS) BEFORE INCOME TAXES. Loss before income taxes decreased from $2.6 million for the three months ended June 30, 1997 to $275,000 for the three months ended June 30, 1998, a decrease of approximately $2.3 million. Without the $1.85 million in nonrecurring charges, the loss before income taxes would have been $738,000 for the three months ended June 30, 1997.

    PROVISION (BENEFIT) FOR INCOME TAXES. For the three months ended June 30, 1997, the Company recorded a tax benefit of $755,000. For the three months ended June 30, 1998, the Company did not record a current or deferred tax benefit due to the Company's continuing operating loss trend and the uncertainty of utilization of net operating loss carryforwards in future periods.

    NET INCOME (LOSS). As a result of the items discussed above, the Company's net loss decreased from $1.8 million for the three months ended June 30, 1997, to a loss of $275,000 for the three months ended June 30, 1998, a decrease of $1.5 million. Without the nonrecurring charges of approximately $1.4 million (net of taxes), the net loss would have been $424,000.

SIX MONTHS ENDED JUNE 30, 1997 AND 1998

    NET REVENUES. Net revenues decreased from $10.2 million for the six months ended June 30, 1997, to $8.3 million for the six months ended June 30, 1998, a decrease of $1.9 million or 19%. This decrease was attributable to the decline in total procedure volume, which decreased from 44,703 for the six months ended June 30, 1997, to 40,579 for the six months ended June 30, 1998, a decrease of 4,124 or 9%. Medical surgical procedures increased from 13,296 for the six months ended June 30,1997 to 13,913 for the six months ended June 30, 1998, an increase of 617 or 5%. Aesthetic elective procedures decreased from 31,407 for the six months ended June 30, 1997, to 26,666 for the six months ended June 30, 1998, a decrease of 4,741 or 15%. The decline in total procedure volume contributed to $891,000 of the $1.9 million decrease in net revenues.

    The net patient service revenue per case decreased from $216 for the six months ended June 30, 1997, to $203 for the six months ended June 30, 1998, a decrease of $13 per case or 6%. This decrease was attributable to a shift from noncontracted to contracted payors related to the insurance billable business. Contracted revenues as a percentage of insurance billable revenues increased from 49% for the six months ended June 30, 1997, to 68% for the six months ended June 30, 1998. The net revenue per case decrease contributed to $528,000 of the $1.9 million decrease in net revenues.

    The remainder of the net revenue decrease was attributable to a decrease in revenues related to Company sponsored seminars, which decreased from $495,000 for the six months ended June 30, 1997 to $74,000 for the six months ended
June 30, 1998, a decrease of $421,000 or 85%. During the six months ended
June 30, 1997, the Company derived seminar revenues related to the hair removal product line which was discontinued in the fourth quarter of 1997.

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense decreased from $4.4 million for the six months ended June 30, 1997, to $3.9 million for the six months ended June 30, 1998, a decrease of $500,000 or 11%. The Company incurred a $250,000 charge during the six months ended June 30, 1997 for a restructuring of its field operations. This charge included expenses related to severance packages, relocation allowances, and recruitment fees as a result of the restructuring and realignment of personnel. The remainder of the decrease is due to the downsizing of the Company's infrastructure. Salaries and benefits expense as a percentage of net revenues increased from 43.7% for the six months ended June 30, 1997, to 47.2% for the six months ended June 30, 1998. Without the nonrecurring charge of $250,000, salaries and benefits expense as a percentage of net revenues would have been 41.2% for the six months ended June 30, 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased from $4.3 million for the six months ended
June 30, 1997, to $3.5 million for the six months ended June 30, 1998, a decrease of $800,000 or 19%. The Company incurred a $250,000 charge during the six months ended June 30, 1997 for a restructuring of its field operations.
This charge included expenses related to the divestiture of certain delivery vans and certain medical equipment currently under operating leases and legal/professional fees related to accounts receivable and managed care initiatives. Legal and professional fees decreased from $438,000 for the six months ended June 30, 1997, to $247,000 for the six months ended June 30, 1998, a decrease of $191,000 or 44%. Repair and maintenance expense decreased from $574,000 for the six months ended June 30, 1997, to $408,000 for the six months ended June 30, 1998, a decrease of $166,000 or 29%. This decrease is due to a restructuring of the Company's annual maintenance contracts on medical equipment. The remainder of the decrease is related mainly to the downsizing of the Company's infrastructure. Selling, general and administrative expense as a percentage of net revenues decreased slightly from 42.5% for the six months ended June 30, 1997, to 42.3% for the six months ended June 30, 1998. Without the $250,000 nonrecurring charge, selling, general and administrative expense as a percentage of net revenues would have been 40.1% for the six months ended
June 30, 1997.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased from $1.6 million for the six months ended June 30, 1997, to $1.1 million for the six months ended June 30, 1998, a decrease of $500,000 or 31%. This decrease was due mainly to a change in useful lives on certain medical equipment from three to five years as well as the establishment of residual values on such equipment which was effective January 1, 1998 and a nonrecurring charge of $150,000 for the six months ended June 30, 1997, related to the redeployment and or disposition of certain medical equipment in selected markets. The change in useful lives had the effect of reducing depreciation expense and decreasing the net loss by approximately $468,000 ($.07 per share) for the six months ended June 30, 1998.


    PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts decreased from $2.7 million for the six months ended June 30, 1997, to $1 million for the six months ended June 30, 1998, a decrease of $1.7 million or 63%. There was a nonrecurring charge of $1.2 million to increase reserves for uncollectible accounts for the six months ended June 30, 1997. Without the nonrecurring charge of $1.2 million, provision for uncollectible accounts as a percentage of net patient service revenues decreased from 15.2% for the six months ended June 30, 1997 to 12.4% for the six months ended June 30, 1998. This 2.8% improvement is due to the continued success from the Company's operational processes including scheduling, preregistration, and preverification.

    OPERATING INCOME (LOSS). Operating loss decreased from $2.8 million for the six months ended June 30, 1997, to $1.3 million for the six months ended
June 30, 1998, a decrease of $1.5 million or 54%. During the six months ended June 30, 1997, there were nonrecurring charges totaling $1.85 million. Without these nonrecurring charges of $1.85 million, the operating loss for the six months ended June 30, 1997 would have been $984,000.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net increased from $377,000 for the six months ended June 30, 1997, to $412,000 for the six months ended June 30, 1998, an increase of $35,000 or 9%.

    INCOME (LOSS) BEFORE INCOME TAXES. Loss before income taxes decreased from $2.5 million for the six months ended June 30, 1997, to $924,000 for the six months ended June 30, 1998, a decrease of approximately $1.6 million. Without the $1.85 million in nonrecurring charges, the loss before income taxes would have been $671,000 for the six months ended June 30, 1997.

    PROVISION (BENEFIT) FOR INCOME TAXES. For the six months ended June 30, 1997, the Company recorded a tax benefit of $727,000. For the six months ended June 30, 1998, the Company did not record a current or deferred tax benefit due to the Company's continuing operating loss trend and the uncertainty of utilization of net operating loss carryforwards in future periods.

    NET INCOME (LOSS). As a result of the items discussed above, the Company's net loss decreased from $1.8 million for the six months ended June 30, 1997, to $924,000 for the six months ended June 30, 1998, a decrease of $876,000. Without the nonrecurring charges of approximately $1.4 million (net of taxes), the net loss would have been $385,000.

    LIQUIDITY AND CAPITAL RESOURCES

    From its inception through 1993, the Company's operating expenses significantly exceeded its net revenues, resulting in an accumulated retained deficit of approximately $1.3 million as of December 31, 1993. From 1994 until March 31, 1997, the Company recorded positive earnings, which resulted in retained earnings of $431,290 as of March 31, 1997. As of June 30, 1998, the Company has an accumulated retained deficit of $3.4 million, due to losses incurred during the twelve months ended December 31, 1997 and the six months ended June 30, 1998. Until October 1996, the Company funded its operations primarily through the private placement of equity securities, bank borrowings and cash provided by operations. Prior to its initial public offering, which was completed on October 11, 1996, the majority of the capital raised by the Company had been raised from the private placement of $2.2 million of equity securities, including $750,000 raised in July 1992, and approximately $1.5 million raised in November 1995. The Company obtained a $2.0 million credit facility from NationsBank of Texas, N.A. ("NationsBank") in June 1995. This facility was composed of several tranches bearing interest rates ranging from prime plus 0.5% to prime plus 1.5%. The net proceeds from such facility were used to retire outstanding debt and to purchase medical equipment. The Company's facility with NationsBank was increased to $4.3 million in March 1996. The NationsBank debt was paid off in full during October 1996 with a portion of the net proceeds from the initial public offering.

    Net cash (used in) provided by the operating activities was $(1.2 million) and $769,000 for the six months ended June 30, 1997 and 1998, respectively. For its investing activities, the Company consumed $2.9 million and $716,000 for the six months ended June 30, 1997 and 1998, respectively, primarily for the purchase of medical equipment and payment for acquisitions. Capital expenditures were $2.4 million and $739,000 for the six months ended June 30, 1997 and 1998, respectively. Net cash consumed by financing activities was $154,000 and $59,000 for the six months ended June 30, 1997 and 1998, respectively.

YEAR 2000 COMPLIANCE

    The Company is in the process of evaluating its Year 2000 ("Y2K") compliance status. The Company is independently testing its information technology, such as software regarding Y2K compliance and is seeking certification of Y2K compliance from its third party vendors. Because its software and information technology come from third party vendors, who would be called on to replace or upgrade non-compliant software, the Company does not expect that its Y2K-related expenditures with respect to information technology will be significant. Based upon the Company's current evaluation of the Y2K compliance of its information technology, its polling of third party vendors, and its intention to replace or upgrade any non-compliant information technology, the Company does not anticipate that there will be a material Y2K problem with respect thereto.

    In addition, certain of the Company's medical equipment contains embedded technology that could have Y2K-related problems. The Company has polled the manufacturers and vendors of such equipment regarding Y2K compliance and, based on such polling, all equipment known to the Company to be non-Y2K compliant has been replaced or upgraded. The Company does not expect to conduct independent tests of its medical equipment to assess Y2K compliance. Based upon the Company's actions in preparation for Y2K, and responses received from its third party vendors, the Company does not anticipate that there will be a material Y2K problem with respect to its equipment. Furthermore, because its equipment comes from third party vendors, which are being requested to replace or upgrade all non-compliant equipment, the Company does not expect that its Y2K-related expenditures with respect to embedded technology will be significant.

    Notwithstanding the foregoing, there can be no assurances (a) that the representations provided by third party vendors with respect to Y2K compliance will be accurate, or (b) that the Company will have any recourse against such vendors if the representations prove to be inaccurate. A Y2K- related failure of the Company's medical equipment and/or information technology could have a material adverse effect on the Company and its results of operations. Furthermore, there can be no assurances that Y2K-related failure caused by third parties, such as utility providers, transportation companies or others, will not have a material adverse effect on the Company.


                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

      As of the date hereof, there are no legal proceedings pending against or involving the Company that in the opinion of management, could have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

    From October 9, 1996, the effective date of the Registration Statement, to June 30, 1998, the ending date of the reporting period, the approximate amount of net offering proceeds used were $9.1 million, which were used as follows:
$3.5 million used to pay off in full the NationsBank debt, $5 million used to purchase medical equipment and $600,000 to acquire other companies.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. SHARE REPURCHASE PROGRAM.

        On May 14, 1998, the Company commenced a share repurchase program of up to one million shares of the Company's Common Stock. The purchases are to be made from time to time over the next 12 months at prices then prevailing on the Nasdaq National Market System or in privately negotiated transactions. From
May 14, 1998 thru June 30, 1998, the Company repurchased 81,500 shares of the Company's stock at a total cost of $331,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                    EXHIBIT DESCRIPTION

2.1      Asset Purchase Agreement, dated March 18, 1996, between the Company and Maasai Inc.(1)(6)
2.2      Asset Purchase Agreement, dated June 10, 1996, between the Company and Mobile Laser Services, Inc. (1)(6)
2.3      Asset Purchase Agreement, dated as of January 21, 1997 among Stone Treatment Center of New England, Inc., Gregory A.
         Mercurio, Vincent A. Catallozzi, M.D., Alexander Calenda, M.D., Gerald Marsocci, M.D. Joseph C. Cambio, M.D. and the
         Company. (3)(6)
3.1      Amended and Restated Articles of Incorporation of the Company. (1)
3.2      Amended and Restated Bylaws of the Company. (1)
4.1      Specimen of Company Common Stock Certificate. (1)
4.2      Warrant to Purchase 23,416 Shares of Common Stock of the Company dated August 15, 1993 between the Company and
         Columbia General Corporation. (1)
4.3      Warrant to Purchase 2,810 Shares of Common Stock of the Company dated October 17, 1993 between the Company and Robert
         J. Mathews, M.D. (1)
4.4      Warrant to Purchase 2,342 Shares of Common Stock of the Company dated May 31, 1994 between the Company and Shelly
         Burks. (1)
4.5      Warrant to Purchase 1,873 Shares of Common Stock of the Company dated May 31, 1994 between the Company and Thomas
         A. Montgomery. (1)
4.6      Warrant to Purchase 6,556 Shares of Common Stock of the Company dated September 1, 1994 between the Company and
         Thomas A. Montgomery. (1)
4.7      Warrant to Purchase 15,651 Shares of Common Stock of the Company dated July 27, 1995 between the Company and Paul R.
         Herchman. (1)
10.1     Agreement between the Company and Coherent Medical Group. (1)
10.2     Master Lease agreement dated July 20, 1995 between the Company and  Cabot Medical Corporation. (1)
10.3     Master Service Agreement dated June 3, 1996 between the Company and Cosmetic Technologies International. (2)
10.4     Joint Venture Agreement dated March 25, 1996 between the Company and Coherent-AMT Inc. (2)
10.5     Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive Plan. (2)
10.6     Employment Agreement between the Company and Paul Herchman. (1)
10.7     Employment Agreement between the Company and Gary Hill. (4)
10.8     Employment Agreement between the Company and Kevin O'Brien. (1)
10.9     Employment Agreement between the Company and Michael G. Wallace. (1)
10.10    Lease Agreement between the Company and Graymont Partners. Ltd. (1)
10.11    Strategic Alliance Agreement, dated as of December 19, 1996, by and between Laserscope and the Company. (3)
10.12    Exclusive Provider Agreement, dated as of January 21, 1997, by and between Thermolase Corporation and the Company. (3)
10.13    Strategic Alliance Agreement, dated as of January 1, 1997, by and between Valleylab, Inc. and the Company. (3)
10.14    Exclusive Provider Agreement, dated as of February 9, 1997, by and between Imagyn Medical, Inc. and the Company. (3)
12.1     Subsidiaries of the Company. (1)
27.1     Financial Data Schedule(5)
-----


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

    Medical Alliance, Inc.
    DATE: August 11, 1998


    Signature                               Title
    ---------                               -----

    /s/ PAUL R. HERCHMAN
    ----------------------------------
    Paul R. Herchman                        Chief Executive Officer



    /s/  MARK A. NOVY
    ----------------------------------
    Mark A. Novy                            Vice President of  Finance

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                    EXHIBIT DESCRIPTION

2.1      Asset Purchase Agreement, dated March 18, 1996, between the Company and Maasai Inc. (1)(6)
2.2      Asset Purchase Agreement, dated June 10, 1996, between the Company and Mobile Laser Services, Inc. (1)(6)
2.3      Asset Purchase Agreement, dated as of January 21, 1997 among Stone Treatment Center of New England, Inc., Gregory A.
         Mercurio, Vincent A. Catallozzi, M.D., Alexander Calenda, M.D., Gerald Marsocci, M.D. Joseph C. Cambio, M.D. and the
         Company. (3)(6)
3.1      Amended and Restated Articles of Incorporation of the Company. (1)
3.2      Amended and Restated Bylaws of the Company. (1)
4.1      Specimen of Company Common Stock Certificate. (1)
4.2      Warrant to Purchase 23,416 Shares of Common Stock of the Company dated August 15, 1993 between the Company and
         Columbia General Corporation. (1)
4.3      Warrant to Purchase 2,810 Shares of Common Stock of the Company dated October 17, 1993 between the Company and Robert
         J. Mathews, M.D. (1)
4.4      Warrant to Purchase 2,342 Shares of Common Stock of the Company dated May 31, 1994 between the Company and Shelly
         Burks. (1)
4.5      Warrant to Purchase 1,873 Shares of Common Stock of the Company dated May 31, 1994 between the Company and Thomas
         A. Montgomery. (1)
4.6      Warrant to Purchase 6,556 Shares of Common Stock of the Company dated September 1, 1994 between the Company and
         Thomas A. Montgomery. (1)
4.7      Warrant to Purchase 15,651 Shares of Common Stock of the Company dated July 27, 1995 between the Company and Paul R.
         Herchman. (1)
10.1     Agreement between the Company and Coherent Medical Group. (1)
10.2     Master Lease agreement dated July 20, 1995 between the Company and  Cabot Medical Corporation. (1)
10.3     Master Service Agreement dated June 3, 1996 between the Company and Cosmetic Technologies International. (2)
10.4     Joint Venture Agreement dated March 25, 1996 between the Company and Coherent-AMT Inc. (2)
10.5     Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive Plan. (2)
10.6     Employment Agreement between the Company and Paul Herchman. (1)
10.7     Employment Agreement between the Company and Gary Hill. (4)
10.8     Employment Agreement between the Company and Kevin O'Brien. (1)
10.9     Employment Agreement between the Company and Michael G. Wallace. (1)
10.10    Lease Agreement between the Company and Graymont Partners. Ltd. (1)
10.11    Strategic Alliance Agreement, dated as of December 19, 1996, by and between Laserscope and the Company. (3)
10.12    Exclusive Provider Agreement, dated as of January 21, 1997, by and between Thermolase Corporation and the Company. (3)
10.13    Strategic Alliance Agreement, dated as of January 1, 1997, by and between Valleylab, Inc. and the Company. (3)
10.14    Exclusive Provider Agreement, dated as of February 9, 1997, by and between Imagyn Medical, Inc. and the Company. (3)
12.1     Subsidiaries of the Company. (1)
27.1     Financial Data Schedule(5)
-----


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