Form 10-Q
period 1998-09-30
MEDICAL ALLIANCE INC
filed 1998-11-16
CIK 1018913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

As of November 5, 1998 there were 6,116,298 shares outstanding of the registrant's common stock, $0.002 par value.

===============================================================================

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                       PAGE NO.
ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated Balance Sheets (Unaudited)
                December 31, 1997 and September 30, 1998.....................3

          Consolidated Statements of Operations (Unaudited)
              Three and Nine months ended September 30, 1997
              and 1998.......................................................4

          Consolidated Statements of Cash Flows (Unaudited)
                Nine months ended September 30, 1997 and 1998................5

          Consolidated Statement of Stockholders' Equity (Unaudited).........6
                Nine months ended September 30, 1998

          Notes to Consolidated Financial Statements (Unaudited).............7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................8

                       PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................13

          Signatures........................................................15

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1998

ASSETS

                                                                               DECEMBER 31,       SEPTEMBER 30,
                                                                                   1997               1998
                                                                                   ----               ----
Current assets:
    Cash and cash equivalents................................................  $14,902,578         $13,799,201
      Accounts receivable, less allowance for doubtful accounts
         of $2,554,705 and $1,524,804 respectively...........................    2,715,446           1,764,986
      Prepaid expenses and other current assets..............................    1,290,038           1,064,435
      Refundable federal and state income taxes..............................    1,253,910             419,236
                                                                               -----------         -----------
      Total current assets...................................................   20,161,972          17,047,858
Property and equipment, net..................................................    5,473,485           6,168,026
Other assets:
    Intangible assets, net of amortization of approximately
    $159,346 and $242,503, respectively.....................................       869,080             801,662
                                                                               -----------         -----------
          Total assets.......................................................  $26,504,537         $24,017,546
                                                                               ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.........................................................  $   976,150         $   414,705
    Accrued expenses.........................................................    1,197,785             692,182
    Current maturities of:
    Capital lease obligations................................................      248,650             210,320
    Deferred revenue.........................................................      163,976             168,003
                                                                               -----------         -----------
          Total current liabilities..........................................    2,586,561           1,485,210
    Capital lease obligations, net of current maturities.....................      239,929              80,165
                                                                               -----------         -----------
           Total liabilities.................................................    2,826,490           1,565,375
                                                                               ===========         ===========

Stockholders' equity:
    Common stock, $0.002 par value, 30,000,000 shares
    authorized; 6,157,300 and 6,138,598 shares issued and
    outstanding, respectively,                                                      12,331              12,752
    Capital in excess of par value...........................................   26,236,053          26,663,311
    Accumulated deficit......................................................   (2,504,393)         (3,426,509)
    Treasury stock at cost, 25,703 and 254,903 shares, respectively..........      (65,944)           (797,383)
                                                                               -----------         -----------
           Total stockholders' equity........................................   23,678,047          22,452,171
                                                                               -----------         -----------
           Total liabilities and stockholders' equity........................  $26,504,537         $24,017,546
                                                                               ===========         ===========

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  1997 AND 1998

                                                                      THREE MONTHS                   NINE MONTHS ENDED
                                                                   ENDED SEPTEMBER 30                   SEPTEMBER 30

                                                                 1997             1998              1997             1998
                                                             ------------     ------------      ------------     ------------

Net revenue .............................................   $  4,551,191      $  3,854,658      $ 14,702,353      $ 12,168,495
Costs and expenses:
  Salaries and benefits .................................      1,948,730         1,682,231         6,379,918         5,608,690
  Selling, general and
     administrative .....................................      1,752,813         1,414,947         6,069,115         4,935,128
  Depreciation and
     amortization .......................................        793,509           591,290         2,367,773         1,737,961
  Provision for uncollectible
     accounts ...........................................        612,011           362,270         3,275,918         1,386,699
                                                            ------------      ------------      ------------      ------------
     Total costs and
       expenses .........................................      5,107,063         4,050,738        18,092,724        13,668,478
                                                            ------------      ------------      ------------      ------------
     Operating loss .....................................       (555,872)         (196,080)       (3,390,371)       (1,499,983)
Other (income) expense:
  Interest income and other,
     net ................................................       (205,842)         (212,122)         (582,380)         (624,459)
  Interest expense ......................................         25,161            14,613            88,545            46,592
                                                            ------------      ------------      ------------      ------------
     Total other income .................................       (180,681)         (197,509)         (493,835)         (577,867)
                                                            ------------      ------------      ------------      ------------


Income (loss) before income taxes .......................       (375,191)            1,429        (2,896,536)         (922,116)
Provision (benefit) for income taxes ....................       (100,000)                0          (826,920)                0
                                                            ------------      ------------      ------------      ------------
Net income (loss) .......................................   $   (275,191)     $      1,429      $ (2,069,616)     $   (922,116)
                                                            ============      ============      ============      ============
Net income (loss) per share (basic) .....................   $       (.05)              .00      $       (.34)     $       (.15)
                                                            ============      ============      ============      ============

Net income (loss) per share (diluted) ...................   $       (.05)     $        .00      $       (.34)     $       (.15)
                                                            ============      ============      ============      ============

Weighted average number of common shares and
common share equivalents (in thousands) (basic) .........          6,101             6,204             6,038             6,245
                                                            ============      ============      ============      ============

Weighted average number of common shares and
common share equivalents (in thousands) (diluted) .......          6,101             6,243             6,038             6,245
                                                            ============      ============      ============      ============

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,

                                                                      1997              1998
                                                                   -----------      -----------
Cash flows from operating activities:
  Net loss ..................................................     $ (2,069,616)     $   (922,116)
  Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
     Loss on joint venture ..................................           56,540                 0
   Gain from disposal of equipment ..........................                0           (18,513)
     Provision for uncollectible accounts ...................        3,275,918         1,386,699
     Depreciation and amortization ..........................        2,367,773         1,737,961
     Deferred income taxes ..................................         (826,920)                0
     Changes in assets and liabilities net of effects from
     acquisitions:
    Accounts receivable .....................................       (1,975,161)         (436,239)
     Prepaid expenses and other current assets ..............         (703,814)        1,060,277
    Accounts payable and accrued expenses ...................       (1,600,426)       (1,197,490)
     Deferred revenue .......................................           67,072             4,027
                                                                  ------------      ------------
     Net cash  (used in) provided by operating activities ...       (1,408,634)        1,614,606
                                                                  ------------      ------------
Cash flows from investing activities:
   Capital expenditures .....................................       (2,754,484)       (2,252,173)
   Proceeds from disposal of equipment ......................                0            51,784
   Payment for acquisitions, net of cash acquired of $6,000 .         (605,978)                0
   Change in restricted cash ................................           31,000                 0
   Other ....................................................                0           (15,740)
                                                                  ------------      ------------
   Net cash used in investing activities ....................       (3,329,462)       (2,216,129)
                                                                  ------------      ------------

Cash flows from financing activities:
   Repayment of capital lease obligations ...................         (359,589)         (198,094)
   Purchase of treasury shares ..............................                0          (731,439)
   Proceeds from issuance of common stock ...................          202,143           427,679
                                                                  ------------      ------------
       Net cash used in financing activities ................         (157,446)         (501,854)
                                                                  ------------      ------------
   Net decrease in cash and cash equivalents ................       (4,895,542)       (1,103,377)
   Cash and cash equivalents at beginning of period .........       20,505,787        14,902,578
                                                                   ------------      ------------
   Cash and cash equivalents at end of period ...............     $ 15,610,245      $ 13,799,201
                                                                  ============      ============

     Supplemental schedule of noncash investing and
     financing activities:
     Capital lease obligations incurred .....................     $    577,627      $        -0-
   The Company has acquired businesses, as follows:
     Fair value of assets acquired ..........................          828,249               -0-
     Goodwill recorded ......................................          815,195               -0-
   Less:
       Cash paid ............................................         (605,978)              -0-
         Fair value of common stock .........................         (255,000)              -0-
                                                                  ------------      ------------
       Liabilities assumed ..................................     $    782,466      $        -0-
                                                                  ============      ============

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                                            TOTAL
                                           COMMON STOCK      CAPITAL IN EXCESS ACCUMULATED   TREASURY   STOCKHOLDERS'
                                       SHARES        AMOUNT    OF PAR VALUE      DEFICIT      STOCK        EQUITY
                                       ------        ------    ------------      -------      -----        ------
Balance at December 31, 1997.........  6,157,300      $12,331    $26,236,053   $(2,504,393)  $ (65,944) $23,678,047
    Options exercised ...............    210,498          421        427,258                                427,679
    Treasury stock purchases.........   (229,200)                                             (731,439)    (731,439)
    Net loss ........................                                             (922,116)                (922,116)
                                       ---------      -------    -----------   -----------   ---------  -----------
    Balance at September 30, 1998....  6,138,598      $12,752    $26,663,311   $(3,426,509)  $(797,383) $22,452,171
                                       =========      =======    ===========   ===========   =========  ===========

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated balance sheet as of September 30, 1998, and the consolidated statements of operations for the three and nine months ended September 30, 1997 and 1998, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1998, and the consolidated statement of stockholders' equity for the nine months ended September 30, 1998, have been prepared by the Company without audit. The December 31, 1997 consolidated balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at September 30, 1998, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components, however, the adoption of this statement had no impact on the Company's net income or stockholders' equity as presented.

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

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                     (UNAUDITED)
                                                    DECEMBER 31,     SEPTEMBER 30,
                                                       1997             1998
                                                       ----             ----
Medical equipment ...............................  $  8,231,052      $  8,899,603
Furniture and fixtures ..........................     1,763,602         2,138,269
Transportation ..................................       117,778         1,216,883
Leasehold improvements ..........................        52,961            53,361
Equipment under capital leases ..................     1,493,533         1,493,533
                                                   ------------      ------------
                                                     11,658,926        13,801,649
Less accumulated depreciation and amortization...    (6,185,441)       (7,633,623)
                                                   ------------      ------------
Net property and equipment ......................  $  5,473,485      $  6,168,026
                                                   ============      ============

    Depreciation expense related to property and equipment was approximately $766,000 and $564,000 for the three months ended September 30, 1997 and 1998, respectively and $2,308,000 and $1,655,000 for the nine months ended September 30, 1997 and 1998, respectively.

    Accumulated amortization related to equipment under capital leases was approximately $1,028,000 and $1,153,000 at December 31, 1997 and September 30, 1998, respectively.

    Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over existing useful lives from three to five years. Effective January 1, 1998, the Company extended the estimated useful lives on certain medical equipment and established residual values on such equipment based on historical experience. The change in accounting estimate had the effect of reducing depreciation expense and increasing earnings by approximately $188,000 ($.03 per share) and $656,000 ($.10 per share) for the three and nine months ended September 30, 1998.

4.  RELATED PARTIES

    Effective September 11, 1998, the Company entered into an arrangement whereby the Company would agree to repurchase 242,000 shares of common stock pledged by an officer of the Company to a banking institution. The stock was pledged to the bank to secure payment on a $170,000 loan between the officer of the Company and the bank. The pledged stock would be repurchased by the Company upon request from the bank if the loan is in default.

5.  EARNINGS PER SHARE

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                                        1997             1998             1997             1998
                                                                        ----             ----             ----             ----
Basic:
Weighted average number of common shares outstanding (basic) ...     6,101,059        6,204,460       6,038,243        6,245,472
Net income (loss) ..............................................   $  (275,191)     $     1,429     $(2,069,616)     $  (922,116)
Net income (loss) per share (basic) ............................   $      (.05)     $       .00     $      (.34)     $      (.15)
                                                                   ===========      ===========     ===========      ===========


Diluted:
Weighted average number of common shares outstanding (basic)....     6,101,059        6,204,460       6,038,243        6,245,472

Incremental common shares outstanding applicable to
"In the Money" options and warrants based on the estimated
 quarter end fair market value of the stock ....................            (a)          38,409              (a)              (a)


Weighted average number of common shares outstanding (diluted)..     6,101,059        6,242,869       6,038,243        6,245,472

Net income (loss) ..............................................   $  (275,191)     $     1,429     $(2,069,616)     $  (922,116)
Net income (loss) per share (diluted) ..........................   $      (.05)     $       .00     $      (.34)     $      (.15)
                                                                   ===========      ===========     ===========      ===========

(a) Incremental common shares outstanding applicable to "in the money" options and warrants were not included in the computation of diluted earnings per share for the three months ended September 30, 1997 and the nine months ended September 30, 1997 and 1998 as their inclusion would be antidilutive for the respective periods. The shares not included totaled 165,511 for the three months and nine months ended September 30, 1997 and 38,409 for the nine months ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

    NET REVENUES. Net revenues decreased from $4,551,000 for the three months ended September 30, 1997, to $3,855,000 for the three months ended September 30, 1998, a decrease of $696,000 or 15.3%. Total net patient service revenue per case decreased from $214 for the three months ended September 30, 1997, to $207 for the three months ended September 30, 1998, a decrease of $7 per case or 3.3%.

    Aesthetic elective net revenues decreased from $2,064,000 for the three months ended September 30, 1997, to $1,900,000 for the three months ended September 30, 1998, a decrease of $164,000 or 7.9%. This decrease was attributable to the Company performing 1,250 hair removal procedures during the three months ended September 30, 1997. The hair removal product line was discontinued during the fourth quarter of 1997. The remainder of the procedure volume decrease was offset by an increase in the aesthetic elective net revenue per case which increased from $163 for the three months ended September 30, 1997, to $192 for the three months ended September 30, 1998, an increase of $29 or 17.8% which is due to a change in the product line mix within the aesthetic elective line of business.

    Medical surgical net revenues decreased from $2,475,000 for the three months ended September 30, 1997, to $1,936,000 for the three months ended September 30, 1998, a decrease of $539,000 or 21.8%. This decrease was attributable to the medical surgical net revenue per case decreasing from $290 for the three months ended September 30, 1997, to $224 for the three months ended September 30, 1998, a decrease of $66 or 22.8%. The lower net revenue per case is a result of a shift from noncontracted to contracted payors related to the insurance billable business. Revenues related to contracted payors typically yield a lower reimbursement per case, but also provide a revenue dollar that is of a higher quality and therefore is more collectable. Contracted revenues as a percentage of insurance billable revenues increased from 49.9% for the three months ended September 30, 1997, to 70.3% for the three months ended September 30, 1998, an increase of 20.4%.

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense decreased from $1,949,000 for the three months ended September 30, 1997, to $1,682,000 for the three months ended September 30, 1998, a decrease of $267,000 or 13.7%. Total employees for the Company decreased from 181 at September 30, 1997, to 150 at September 30, 1998, a decrease of 31 or 17.1%. Salaries and benefits expense as a percentage of net revenues increased from 42.8% for the three months ended September 30, 1997, to 43.6% for the three months ended September 30, 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased from $1,753,000 for the three months ended September 30, 1997, to $1,415,000 for the three months ended September 30, 1998, a decrease of $338,000 or 19.3%. Vehicle expense decreased from $454,000 for the three months ended September 30, 1997, to $228,000 for the three months ended September 30, 1998, a decrease of $226,000 or 49.8%. This decrease is due mainly to the Company having a reduced fleet of vehicles of 95 at September 30, 1998 compared to 125 at September 30, 1997. In addition, a vehicle lease buyout of the entire fleet occurred during the third quarter of 1998 which will result in approximately $50,000 in net cost savings on a quarterly basis. The remainder of the decrease is related to the Company's overall effort in reducing various costs on the corporate and field operation levels. Selling, general and administrative expense as a percentage of net revenues decreased from 38.5% for the three months ended September 30, 1997, to 36.7% for the three months ended September 30, 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased from $794,000 for the three months ended September 30, 1997, to $591,000 for the three months ended September 30, 1998, a decrease of $203,000 or 25.6%. This decrease was due mainly to a change in useful lives on certain medical equipment from three to five years as well as the establishment of residual values on such equipment which was effective January 1, 1998. The change in useful lives had the effect of reducing depreciation expense and decreasing the net loss by approximately $188,000 ($.03 per share) for the three months ended September 30, 1998.

    PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts decreased from $612,000 for the three months ended September 30, 1997, to $362,000 for the three months ended September 30, 1998, a decrease of $250,000 or 40.8%. Provisions for uncollectible accounts as a percentage of net patient service revenues, decreased from 13.5% for the three months ended September 30, 1997 to 9.4% for the three months ended September 30, 1998. This 4.1% improvement is due to the continued success from the Company's operational processes including scheduling, preregistration, and preverification.

    OPERATING LOSS. Operating loss decreased from $556,000 for the three months ended September 30, 1997, to $196,000 for the three months ended September 30, 1998, a decrease of $360,000 or 64.7%.

    INCOME (LOSS) BEFORE INCOME TAXES. Loss before income taxes was $375,000 for the three months ended September 30, 1997 compared to income of $1,000 for the three months ended September 30, 1998, a change of approximately $376,000.

    PROVISION (BENEFIT) FOR INCOME TAXES. For the three months ended September 30, 1997, the Company recorded a tax benefit of $100,000. For the three months ended September 30, 1998, the Company did not record a current or deferred tax benefit due to the Company's continuing operating loss trend and the uncertainty of utilization of net operating loss carryforwards in future periods.

    NET INCOME (LOSS). As a result of the items discussed above, the Company had a net loss of $275,000 for the three months ended September 30, 1997, compared to income of $1,000, for the three months ended September 30, 1998, a change of $276,000.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

    NET REVENUES. Net revenues decreased from $14,702,000 for the nine months ended September 30, 1997, to $12,168,000 for the nine months ended September 30, 1998, a decrease of $2,534,000 or 17.2%. Total net patient service revenue per case decreased from $218 for the nine months ended September 30, 1997, to $204 for the nine months ended September 30, 1998, a decrease of $14 per case or 6.4%.

    Aesthetic elective net revenues decreased from $6,506,000 for the nine months ended September 30, 1997, to $6,272,000 for the nine months ended September 30, 1998, a decrease of $234,000 or 3.6%. This decrease was attributable to the Company performing 2,381 hair removal procedures during the nine months ended September 30, 1997. The hair removal product line was discontinued during the fourth quarter of 1997. The remainder of the procedure volume decrease was offset by an increase in the aesthetic elective net revenue per case which increased from $171 for the nine months ended September 30, 1997, to $183 for the nine months ended September 30, 1998, an increase of $12 or 7.0% which is due to a change in the product line mix within the aesthetic elective line of business.

    Medical surgical net revenues decreased from $7,690,000 for the nine months ended September 30, 1997, to $5,804,000 for the nine months ended September 30, 1998, a decrease of $1,886,000 or 24.5%. This decrease was attributable to the medical surgical net revenue per case decreasing from $283 for the nine months ended September 30, 1997, to $234 for the nine months ended September 30, 1998, a decrease of $49 or 17.3%. The lower net revenue per case is a result of a shift from noncontracted to contracted payors related to the insurance billable business. Revenues related to contracted payors typically yield a lower reimbursement per case, but also provide a revenue dollar that is of a higher quality and is more collectible. Contracted revenues as a percentage of insurance billable revenues increased from 48.8% for the nine months ended September 30, 1997, to 69.1% for the nine months ended September 30, 1998, an increase of 20.3%.

    The remainder of the net revenue decrease was attributable to a decrease in revenues related to Company sponsored seminars, which decreased from $506,000 for the nine months ended September 30, 1997, to $93,000 for the nine months ended September 30, 1998, a decrease of $413,000 or 81.6%. During the nine months ended September 30, 1997, the Company derived seminar revenues related to the hair removal product line which was discontinued in the fourth quarter of 1997.

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense decreased from $6,380,000 for the nine months ended September 30, 1997, to $5,609,000 for the nine months ended September 30, 1998, a decrease of $771,000 or 12.1%. The Company incurred a $250,000 charge during the second quarter of 1997 for a restructuring of its field operations. This charge included expenses related to severance packages, relocation allowances, and recruitment fees as a result of the restructuring and realignment of personnel. Furthermore, total employees for the Company decreased from 181 at September 30, 1997, to 150 at September 30, 1998, a decrease of 31 or 17.1%. Salaries and benefits expense as a percentage of net revenues increased from 43.4% for the nine months ended September 30, 1997, to 46.1% for the nine months ended September 30, 1998. Without the nonrecurring charge of $250,000, salaries and benefits expense as a percentage of net revenues would have been 41.7% for the nine months ended September 30, 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased from $6,069,000 for the nine months ended September 30, 1997, to $4,935,000 for the nine months ended September 30, 1998, a decrease of $1,134,000 or 18.7%. The Company incurred a $250,000 charge during the second quarter of 1997 for a restructuring of its field operations. This charge included expenses related to the divestiture of certain delivery vans and certain medical equipment currently under operating leases and legal/professional fees related to accounts receivable and managed care initiatives. In addition, vehicle expense decreased from $1,206,000 for the nine months ended September 30, 1997, to $1,020,000 for the nine months ended September 30, 1998, a decrease of $186,000 or 15.4%. This decrease is due mainly to the Company having a reduced fleet of vehicles of 95 at September 30, 1998 compared to 125 at September 30, 1997 along with a vehicle lease buyout of the entire fleet which occurred during the third quarter of 1998. Legal and professional fees decreased from $593,000 for the nine months ended September 30, 1997, to $366,000 for the nine months ended September 30, 1998, a decrease of $227,000 or 38.3%. Furthermore, leasing expense decreased from $579,000 for the nine months ended September 30, 1997, to $408,000 for the nine months ended September 30, 1998, a decrease of $171,000 or 29.5%. During 1997 there was $133,000 in leasing of video conferencing equipment which was used for the Company sponsored seminars related to the hair removal product line. The remainder of the decrease is related to the downsizing of the Company's infrastructure and the Company's overall effort in reducing various costs on the corporate and field operation levels. Selling, general and administrative expense as a percentage of net revenues decreased slightly from 41.3% for the nine months ended September 30, 1997, to 40.6% for the nine months ended September 30, 1998. Without the $250,000 nonrecurring charge, selling, general and administrative expense as a percentage of net revenues would have been 39.6% for the nine months ended September 30, 1997.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased from $2,368,000 for the nine months ended September 30, 1997, to $1,738,000 for the nine months ended September 30, 1998, a decrease of $630,000 or 26.6%. This decrease was due mainly to a change in useful lives on certain medical equipment from three to five years as well as the establishment of residual values on such equipment which was effective January 1, 1998 and a nonrecurring charge of $150,000 for the second quarter of 1997, related to the redeployment and or disposition of certain medical equipment in selected markets. The change in useful lives had the effect of reducing depreciation expense and decreasing the net loss by approximately $656,000 ($.10 per share) for the nine months ended September 30, 1998.

    PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts decreased from $3,276,000 for the nine months ended September 30, 1997, to $1,387,000 for the nine months ended September 30, 1998, a decrease of $1,889,000 or 57.7%. There was a charge of $1,200,000 to increase reserves for uncollectible accounts during the second quarter of 1997. Without the charge of $1,200,000, provision for uncollectible accounts as a percentage of net patient service revenues decreased from 14.6% for the nine months ended September 30, 1997, to 11.5% for the nine months ended September 30, 1998. This 3.1% improvement is due to the continued success from the Company's operational processes including scheduling, preregistration, and preverification.

    OPERATING LOSS. Operating loss decreased from $3,390,000 for the nine months ended September 30, 1997, to $1,500,000 for the nine months ended September 30, 1998, a decrease of $1,890,000 or 55.8%. During the second quarter of 1997, there were nonrecurring charges totaling $1,850,000. Without these nonrecurring charges of $1,850,000, the operating loss for the nine months ended September 30, 1997 would have been $1,540,000.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net increased from $582,000 for the nine months ended September 30, 1997, to $624,000 for the nine months ended September 30, 1998, an increase of $42,000 or 7.2%.

    INCOME (LOSS) BEFORE INCOME TAXES. Loss before income taxes decreased from $2,897,000 for the nine months ended September 30, 1997, to $922,000 for the nine months ended September 30, 1998, a decrease of approximately $1,975,000. Without the $1,850,000 in nonrecurring charges, the loss before income taxes would have been $1,047,000 for the nine months ended September 30, 1997.

    PROVISION (BENEFIT) FOR INCOME TAXES. For the nine months ended September 30, 1997, the Company recorded a tax benefit of $827,000. For the nine months ended September 30, 1998, the Company did not record a current or deferred tax benefit due to the Company's continuing operating loss trend and the uncertainty of utilization of net operating loss carryforwards in future periods.

    NET INCOME (LOSS). As a result of the items discussed above, the Company's net loss decreased from $2,070,000 for the nine months ended September 30, 1997, to $922,000 for the nine months ended September 30, 1998, a decrease of $1,148,000. Without the nonrecurring charges of approximately $1,409,000 (net of taxes), the net loss would have been approximately $661,000.

LIQUIDITY AND CAPITAL RESOURCES

    From its inception through 1993, the Company's operating expenses significantly exceeded its net revenues, resulting in an accumulated retained deficit of approximately $1.3 million as of December 31, 1993. From 1994 until March 31, 1997, the Company recorded positive earnings, which resulted in retained earnings of $431,290 as of March 31, 1997. As of September 30, 1998, the Company has an accumulated retained deficit of $3,427,000, due to losses incurred during the twelve months ended December 31, 1997 and the nine months ended September 30, 1998. Until October 1996, the Company funded its operations primarily through the private placement of equity securities, bank borrowings and cash provided by operations. Prior to its initial public offering, which was completed on October 11, 1996, the majority of the capital raised by the Company had been raised from the private placement of $2.2 million of equity securities, including $750,000 raised in July 1992, and approximately $1.5 million raised in November 1995. The Company obtained a $2.0 million credit facility from NationsBank of Texas, N.A. ("NationsBank") in June 1995. This facility was composed of several tranches bearing interest rates ranging from prime plus 0.5% to prime plus 1.5%. The net proceeds from such facility were used to retire outstanding debt and to purchase medical equipment. The Company's facility with NationsBank was increased to $4.3 million in March 1996. The NationsBank debt was paid off in full during October 1996 with a portion of the net proceeds from the initial public offering.

    Net cash (used in) provided by the operating activities was $(1,409,000) and $1,615,000 for the nine months ended September 30, 1997 and 1998, respectively. For its investing activities, the Company consumed $3,329,000 and $2,216,000 for the nine months ended September 30, 1997 and 1998, respectively, primarily for the purchase of medical equipment, payment for acquisitions and buyout of vehicle leases. Capital expenditures were $2,754,000 and $2,252,000 for the nine months ended September 30, 1997 and 1998, respectively. Net cash consumed by financing activities was $157,000 and $502,000 for the nine months ended September 30, 1997 and 1998, respectively.

YEAR 2000 COMPLIANCE

    The Company is in the process of evaluating its Year 2000 ("Y2K") compliance status. The Company is testing its information technology, such as software regarding Y2K compliance and is seeking certification of Y2K compliance from its third party vendors. Because its software and information technology come from third party vendors, who would be called on to replace or upgrade non- compliant software, the Company does not expect that its Y2K-related expenditures with respect to information technology will be significant. Based upon the Company's current evaluation of the Y2K compliance of its information technology, its polling of third party vendors, and its intention to replace or upgrade any non-compliant information technology, the Company does not anticipate that there will be a material Y2K problem with respect thereto.

    In addition, certain of the Company's medical equipment contains embedded technology that could have Y2K-related problems. The Company has polled the manufacturers and vendors of such equipment regarding Y2K compliance and, based on such polling, all equipment known to the Company to be non-Y2K compliant has been replaced or upgraded. The Company does not expect to conduct independent tests of its medical equipment to assess Y2K compliance. Based upon the Company's actions in preparation for Y2K, and responses received from its third-party vendors, the Company does not anticipate that there will be a material Y2K problem with respect to its equipment. Furthermore, because its equipment comes from third party vendors, which are being requested to replace or upgrade all non-compliant equipment, the Company does not expect that its Y2K-related expenditures with respect to embedded technology will be significant.

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

    Based on the Company's process of evaluating its Y2K compliance status, the Company has currently expended an estimated $10,000 related to addressing Y2K issues. The Company expects the total costs in regard to addressing Y2K issues to be an estimated $50,000. The Company also anticipates the project to be substantially completed by the third quarter of 1999. Furthermore, there can be no assurance that all Y2K issues will be addressed which could result in additional costs for the Company.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. SHARE REPURCHASE PROGRAM.

    On May 14, 1998, the Company commenced a share repurchase program of up to one million shares of the Company's Common Stock. The purchases are to be made from time to time over the next 12 months at prices then prevailing on the Nasdaq National Market System or in privately negotiated transactions. From May 14, 1998 thru September 30, 1998, the Company repurchased 229,200 shares of the Company's stock at a total cost of $731,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT
NUMBER                    EXHIBIT DESCRIPTION
-------                   -------------------
2.1      Asset Purchase Agreement, dated March 18, 1996, between the Company and
         Maasai Inc. (1)(6)
2.2      Asset Purchase Agreement, dated June 10, 1996, between the Company and
         Mobile Laser Services, Inc. (1)(6)
2.3      Asset Purchase Agreement, dated as of January 21, 1997 among Stone
         Treatment Center of New England, Inc., Gregory A. Mercurio, Vincent A.
         Catallozzi, M.D., Alexander Calenda, M.D., Gerald Marsocci, M.D. Joseph
         C. Cambio, M.D. and the Company. (3)(6)
3.1      Amended and Restated Articles of Incorporation of the Company. (1)
3.2      Amended and Restated Bylaws of the Company. (1)
4.1      Specimen of Company Common Stock Certificate. (1)
4.2      Warrant to Purchase 23,416 Shares of Common Stock of the Company
         dated August 15, 1993 between the Company and Columbia General
         Corporation. (1)
4.3      Warrant to Purchase 2,810 Shares of Common Stock of the Company dated
         October 17, 1993 between the Company and Robert J. Mathews, M.D. (1)
4.4      Warrant to Purchase 2,342 Shares of Common Stock of the Company dated
         May 31, 1994 between the Company and Shelly Burks. (1)
4.5      Warrant to Purchase 1,873 Shares of Common Stock of the Company dated
         May 31, 1994 between the Company and Thomas A. Montgomery. (1)
4.6      Warrant to Purchase 6,556 Shares of Common Stock of the Company dated
         September 1, 1994 between the Company and Thomas A. Montgomery. (1)
4.7      Warrant to Purchase 15,651 Shares of Common Stock of the Company dated
         July 27, 1995 between the Company and Paul R. Herchman. (1)
10.1     Agreement between the Company and Coherent Medical Group. (1)
10.2     Master Lease agreement dated July 20, 1995 between the Company and
         Cabot Medical Corporation. (1)
10.3     Master Service Agreement dated June 3, 1996 between the Company and
         Cosmetic Technologies International. (2)
10.4     Joint Venture Agreement dated March 25, 1996 between the Company and
         Coherent-AMT Inc. (2)
10.5     Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive
         Plan. (2)
10.6     Employment Agreement between the Company and Paul Herchman. (1)
10.7     Employment Agreement between the Company and Gary Hill. (4)
10.8     Employment Agreement between the Company and Kevin O'Brien. (1)
10.9     Employment Agreement between the Company and Michael G. Wallace. (1)
10.10    Lease Agreement between the Company and Graymont Partners. Ltd. (1)
10.11    Strategic Alliance Agreement, dated as of December 19, 1996, by and between Laserscope and the Company. (3)
10.12    Exclusive Provider Agreement, dated as of January 21, 1997, by and between Thermolase Corporation and the Company. (3)
10.13    Strategic Alliance Agreement, dated as of January 1, 1997, by and between Valleylab, Inc. and the Company. (3)
10.14    Exclusive Provider Agreement, dated as of February 9, 1997, by and between Imagyn Medical, Inc. and the Company. (3)
12.1     Subsidiaries of the Company. (1)
27.1     Financial Data Schedule (5)
27.2     Financial Data Schedule (Restated) (5)

---------------

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

Medical Alliance, Inc.
DATE: November 13, 1998

    Signature                                Title

    /s/ PAUL R. HERCHMAN
    -----------------------------
    Paul R. Herchman                         Chief Executive Officer



    /s/ MARK A. NOVY
    -----------------------------
    Mark A. Novy                             Vice President of Finance

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    EXHIBIT DESCRIPTION
-------                   -------------------
2.1      Asset Purchase Agreement, dated March 18, 1996, between the Company and
         Maasai Inc. (1)(6)
2.2      Asset Purchase Agreement, dated June 10, 1996, between the Company and
         Mobile Laser Services, Inc. (1)(6)
2.3      Asset Purchase Agreement, dated as of January 21, 1997 among Stone
         Treatment Center of New England, Inc., Gregory A. Mercurio, Vincent A.
         Catallozzi, M.D., Alexander Calenda, M.D., Gerald Marsocci, M.D. Joseph
         C. Cambio, M.D. and the Company. (3)(6)
3.1      Amended and Restated Articles of Incorporation of the Company. (1)
3.2      Amended and Restated Bylaws of the Company. (1)
4.1      Specimen of Company Common Stock Certificate. (1)
4.2      Warrant to Purchase 23,416 Shares of Common Stock of the Company
         dated August 15, 1993 between the Company and Columbia General
         Corporation. (1)
4.3      Warrant to Purchase 2,810 Shares of Common Stock of the Company dated
         October 17, 1993 between the Company and Robert J. Mathews, M.D. (1)
4.4      Warrant to Purchase 2,342 Shares of Common Stock of the Company dated
         May 31, 1994 between the Company and Shelly Burks. (1)
4.5      Warrant to Purchase 1,873 Shares of Common Stock of the Company dated
         May 31, 1994 between the Company and Thomas A. Montgomery. (1)
4.6      Warrant to Purchase 6,556 Shares of Common Stock of the Company dated
         September 1, 1994 between the Company and Thomas A. Montgomery. (1)
4.7      Warrant to Purchase 15,651 Shares of Common Stock of the Company dated
         July 27, 1995 between the Company and Paul R. Herchman. (1)
10.1     Agreement between the Company and Coherent Medical Group. (1)
10.2     Master Lease agreement dated July 20, 1995 between the Company and
         Cabot Medical Corporation. (1)
10.3     Master Service Agreement dated June 3, 1996 between the Company and
         Cosmetic Technologies International. (2)
10.4     Joint Venture Agreement dated March 25, 1996 between the Company and
         Coherent-AMT Inc. (2)
10.5     Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive
         Plan. (2)
10.6     Employment Agreement between the Company and Paul Herchman. (1)
10.7     Employment Agreement between the Company and Gary Hill. (4)
10.8     Employment Agreement between the Company and Kevin O'Brien. (1)
10.9     Employment Agreement between the Company and Michael G. Wallace. (1)
10.10    Lease Agreement between the Company and Graymont Partners. Ltd. (1)
10.11    Strategic Alliance Agreement, dated as of December 19, 1996, by and between Laserscope and the Company. (3)
10.12    Exclusive Provider Agreement, dated as of January 21, 1997, by and between Thermolase Corporation and the Company. (3)
10.13    Strategic Alliance Agreement, dated as of January 1, 1997, by and between Valleylab, Inc. and the Company. (3)
10.14    Exclusive Provider Agreement, dated as of February 9, 1997, by and between Imagyn Medical, Inc. and the Company. (3)
12.1     Subsidiaries of the Company. (1)
27.1     Financial Data Schedule (5)
27.2     Financial Data Schedule (Restated) (5)

---------------

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