Form 10-K
period 1998-12-31
MEDICAL ALLIANCE INC
filed 1999-03-16
CIK 1018913

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------
(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-21343
                             ---------------------

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

          Securities registered pursuant to Section 12(g) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        Common Stock, $.002 par value                     Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,388,213 based upon the closing price of $2.50 per share on the Nasdaq National Market. As of February 26, 1999, 6,117,079 shares of the registrant's Common Stock, $0.002 par value, were issued and outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MEDICAL ALLIANCE, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................   11
  Item 3.   Legal Proceedings...........................................   11
  Item 4.   Submission of Matters To A Vote of Security Holders.........   11
PART II
  Item 5.   Market For Registrant's Common Stock and Related Stockholder
            Matters.....................................................   12
  Item 6.   Selected Financial Data.....................................   13
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   14
  Item 8.   Financial Statements and Supplementary Data.................   19
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   19
PART III
  Item 10.  Directors and Executives of Company.........................   20
  Item 11.  Executive Compensation......................................   22
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   24
  Item 13.  Certain Relationships and Related Transactions..............   26
PART IV
  Item 14.  Exhibits, Financial Statements Schedules, and Reports on
            Form 8-K....................................................   26

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Medical Alliance, Inc. (the "Company or "Medical Alliance") provides a complete range of services used to create temporary surgical environments in hospitals, surgery centers and physician offices in 42 states. The Company believes it is the leading provider of physician office based services in the United States. The Company's services allow physicians to perform an increasing number of established surgical procedures in the physician's office. These services include:

     - Providing on-site technical personnel and medical equipment on a scheduled basis;

     - Monitoring and documenting preoperative, intraoperative and postoperative procedures;

     - Returning the surgery site to its pre-procedure condition;

     - Establishing procedural safety and quality assurance protocols for procedures;

     - Facilitating physician training and qualification; and

     - Physician credentialing pursuant to contracts with managed care organizations.

     The Company's services benefit payors, physicians and patients by lowering costs for surgical procedures, increasing physician productivity, broadening access to advanced medical technologies and improving patient satisfaction.

     The Company is a leader in facilitating the migration of established surgical procedures and the latest advanced medical technologies from hospitals and outpatient surgery centers to a lower-cost setting, the physician's office. An increasing number of minimally invasive procedures are being performed with local anesthesia in physicians' offices using technologically advanced medical equipment. The Company currently maintains a network of approximately 3,000 physicians who have utilized the Company's services and has 164 managed care contracts that in aggregate cover approximately 76 million lives. Currently, physicians in the Company's network perform over 6,000 procedures monthly using the Company's services.

     The Company provides its services along two primary business lines: medical surgical and aesthetic elective services. The Company's medical surgical services allow physicians to perform approximately 25 different office-based surgical procedures across numerous specialties, including gynecology, podiatry, urology and otolaryngology. The Company's aesthetic elective services are utilized primarily by plastic surgeons and dermatologists for laser procedures such as skin resurfacing, vascular and pigmented lesion treatment, and tattoo removal. The Company is generally reimbursed for providing its medical surgical services by third-party payors, including through its contracts with managed care organizations, and is paid directly by patients for any required copayments and deductibles. For providing its aesthetic elective services, the Company is generally paid directly by patients or physicians. None of the Company's net revenues are derived from Medicare or Medicaid reimbursement.

     On October 17, 1996, the Company consummated its initial public offering (the "IPO") of 2,000,000 shares (and an additional 300,000 shares in connection with the exercise of the underwriter over-allotment option on November 11, 1996) of the common stock, par value $.002 per share (the "Common Stock") of the Company.

RECENT DEVELOPMENTS

     On February 18, 1999, the Company, Diagnostic Health Services, Inc. ("DHS") and a wholly-owned subsidiary of DHS ("Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Sub will merge with and into the Company, resulting in the Company becoming a wholly-owned subsidiary of DHS (the "Merger"). Under the terms of the Merger Agreement, holders of the Company's Common Stock will receive 1.57 shares of DHS common stock for each share of the Company's Common Stock held. In connection with the execution of the Merger Agreement, members of the Boards of

Directors of the Company and DHS, in their capacities as shareholders, (individually and on behalf of their affiliates), entered into a Voting Agreement pursuant to which they agreed to vote their shares of capital stock in favor of this transaction.

     The Merger, which is expected to be accounted for as a pooling-of-interests, is subject to various conditions precedent, including without limitation, approval by the shareholders of both companies and various state and federal regulatory agencies. Closing of this transaction is expected to occur by the end of the second quarter of 1999.

MARKET OVERVIEW

     Medical Surgical. The continued increase in health care costs at a rate significantly higher than that of overall inflation has caused managed care companies, indemnity insurers, government agencies and other payors to employ a variety of strategies designed to reduce the cost and control the utilization of health care services. In particular, payors have created incentives for health care providers to deliver high-quality health care services in lower cost settings. Initially, numerous surgical, diagnostic and other medical procedures that were traditionally performed in a hospital were transferred to an outpatient setting, predominantly the outpatient section of a hospital or an ambulatory surgery center. In continuation of this trend, many established procedures that are performed in an outpatient setting can now be transferred to the physician's office because such procedures can be performed at a lower cost and without the risk of general anesthesia while maintaining the quality of care. The transfer of such procedures to the physician's office has continued to accelerate as a result of: (i) the introduction of advanced medical technology that reduces anethesia requirements and allows physicians to perform a broader array of office-based procedures, (ii) the development of training programs and clinical protocols for office-based procedures, and (iii) the patient's desire to undergo procedures in a more comfortable setting, with reduced risk, pain and recovery time. The migration of such procedures to the physician's office benefits payors, providers and patients through lower procedure costs (as compared to similar procedures performed in a hospital or outpatient surgery center), increased provider productivity, broader access by physicians and patients to advanced technologies and treatments, and an increased level of patient satisfaction.

     Aesthetic Elective. The Company believes that the number of aesthetic elective procedures performed annually in the United States will continue to grow, primarily due to the development of new technologies for cosmetic procedures, increased public awareness, shorter recovery times and the aging of the "baby boom" generation. According to the American Academy of Cosmetic Surgery Survey, approximately 2.7 million cosmetic procedures were performed in the United States in 1994. The Company believes that a majority of such procedures are or can be performed in a physician's office. According to the American Society of Plastic and Reconstructive Surgeons Survey, patients between the ages of 35 and 50 represented 41% of the cosmetic procedures performed in the United States in 1994, and the number of people who say they approve of cosmetic surgery, either for themselves or others, has increased 50% in the last decade. According to the ASPRS Survey, approximately 36% of the cosmetic procedures performed in 1994 were performed in a physician's office. The Company believes that the vast majority of the aesthetic procedures are performed in an outpatient setting and that such procedures will increasingly be transferred to physician's offices. The benefits derived from performing aesthetic procedures in an office-based setting are similar to those associated with medical surgical procedures, and include lower procedure costs, increased provider productivity, broader access by physicians and patients to advanced technologies and treatments, and an increased level of patient satisfaction.

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

     Continuing the Development of Managed Care Contracts. The Company is designated as a preferred provider for medical surgical services in 164 payor contracts, including contracts with health plans owned by United HealthCare Corporation, Prudential Healthcare, CIGNA Healthcare and Blue Cross Blue Shield entities in seven states, which contracts cover in aggregate approximately 76 million lives. The Company plans to establish additional contractual relationships with managed care organizations and other third-party payors as a preferred or mandated provider to physicians of office-based surgical services. As a preferred provider, the Company negotiates a pre-determined fee schedule for its services and obtains enhanced access to the payor's physician network in order to market its services directly to such physicians. The Company believes that payors contract with the Company because the Company's services provide a turn-key solution that assists payors in transferring established surgical procedures to a lower cost setting while maintaining the quality of care.

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

     Provision of On-Site Medical Technology. The Company provides medical technology and services that include all of the necessary medical equipment and related instruments, accessories, disposable supplies and technical support for the Company's network physicians to perform certain office-based procedures. The Company has organized its field units into the four configurations listed below, the first two of which are used to provide medical surgical services and the third of which is used to provide aesthetic elective services while the fourth is used to provide hospital based services.

     Office Based Surgical Unit. The Office Based Surgical Unit may be configured utilizing the following technologies: CO2 laser, flashlamp pulsed dye laser, endometrial ablation controller unit, electrosurgical generator, hospital grade smoke evacuator and related instruments and accessories. This equipment is used to perform procedures in gynecology, podiatry, urology and otolaryngology. As of December 31, 1998, the Company had 72 Office Based Surgical Units in service.

     Office Based Endoscopy Unit. The Office Based Endoscopy Unit may be configured utilizing the following technologies: medical digital camera system, video monitor, printer and recorder, CO2 and fluid insufflation, related instruments and accessories, and one of the following endoscopes: hysteroscope, laparascope or arthroscope. This equipment is used to perform procedures in gynecology and podiatry. As of December 31, 1998, the Company had 16 Office Based Endoscopy Units in service.

     Office Based Aesthetic Unit. The Office Based Aesthetic Unit may be configured utilizing the following technologies: KTP/532 laser, Q-Switched Nd:YAG laser, flashlamp pulsed dye laser, UltraPulse CO2 laser, Erbium Yag laser and Versapulse laser and related instrumentation and accessories. This equipment is used to perform procedures in plastic surgery and dermatology. As of December 31, 1998, the Company had 126 Office Based Aesthetic Units in service.

     Hospital Based Mobile Unit. The Hospital Based Mobile Unit may be configured utilizing the following technologies: Laser Lithotripter, Holmium Yag laser and Ultrasonic Surgical Aspirator and related accessories. This equipment is used to perform procedures in urology, orthopedics and neurology. As of December 31, 1998, the Company had 5 Hospital Based Mobile Units.

     The physician's office simply contacts the Company to schedule the procedure for a specific date and time. Then, the Company preregisters the patient and, if necessary, begins verifying insurance coverage and obtaining any necessary pre-certifications.

     On the day of surgery, the Company sends either an Office Based Surgical Unit (for gynecological, podiatric, urological, and otolaryngological procedures), an Office Based Endoscopy Unit (for minimally invasive gynecological and podiatric procedures), an Office Based Aesthetic Unit (for cosmetic surgeries and dermatological and podiatric procedures), or a Hospital Based Mobile Unit. Each Unit is staffed by an experienced technician who converts a room in the physician's office into a temporary surgical setting according to recognized clinical protocols. The physician is required to inspect the set-up and to test and accept all equipment before using it. During the procedure, the Company's technician remains with the physician to ensure that the technology functions correctly and that all equipment protocols are followed. Then, after the procedure, the technician again follows clinical protocols to return the room to its previous condition or to prepare it for the next procedure.

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

     Establishment of Procedural Safety and Quality Assurance Protocols. The Company has established procedural safety and quality assurance protocols and standards for the use of its surgical services in physicians' offices that are set forth in its Quality Protocol, Standards and Guidelines. The Company utilizes this manual to assist managed care organizations in documenting the Company's operations to satisfy accrediting organizations' requirements. The Company's standard field operating procedures include Occupational Safety and Health Administration safety procedures incorporating the use of personal protective equipment and sterilization of equipment and provide step-by-step preoperative, intraoperative and postoperative instructions. The Company recognizes that there is an absence of documented office-based procedures and clinical protocols in the physician marketplace, as well as methods for measuring and documenting compliance therewith. The standards established by the Company from review of nationally recognized guidelines and standard of care for hospitals and ambulatory surgery centers serve as guidelines to assist physicians in satisfying quality requirements set by managed care organizations and accrediting authorities, as well as in complying with applicable government regulations and manufacturers' specifications. Accreditation from JCAHO or a similar independent body has never been sought by the Company. No model for review currently exists through any accreditation body. However, the Company plans to develop such a model and seek approval in the future.

     Physician Training Seminars. The Company conducts seminars to train physicians and their staff in the use of medical equipment and related technology provided by the Company through its services and receives a fee from physicians for attending such seminars. Since 1993, approximately 4,000 physicians have participated in approximately 250 of the Company's seminars. The Company developed and introduced its physician training seminars in response to the high demand for physician training created by the introduction of new medical technology. The Company retains highly qualified physician faculty to conduct these seminars, which present such topics as medical laser physics and safety, light and tissue interaction, clinical applications and treatment parameters, and include procedure demonstrations, as well as hands-on laboratory sessions. Physician participants in the Company's seminars generally receive a peer reference manual, video tapes, patient awareness and marketing information, and a certificate that documents completion of the Company's training seminar.

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

     Aesthetic Surgery Network ("ASN"). The Company's objective of the Aesthetic Surgery Network is to provide to subscribers of benefit plans access to a credentialed quality network of plastic surgeons and dermatologists that will offer the latest treatment options and a discount for covered cosmetic elective procedures that are not typically covered by health insurance. The various procedures performed by ASN physicians will include laser treatment involving facial wrinkles, birthmarks, port wine stains, tattoos and skin lesions.

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

SALES AND MARKETING

     The Company currently operates in 42 states. The Company has divided its service area into six regions ("Regions") encompassing an aggregate of 18 districts ("Districts"). The Company maintains an office in each District. Each Region is managed by a Regional Vice President or Regional Manager who is responsible for meeting the Company's sales and operational objectives within his or her Region(s).

     Within most Districts, the Company employs a District Manager, a District Operations Manager, a District Sales Representative and one or more field technicians. The District Manager is responsible for the overall development of the market. The District Operations Manager is responsible for operations management and daily operations within the field operations. District Sales Representatives are designated to oversee the marketing and development of a particular product line or specialty focus within their respective designated geographic area. Field technicians specialize in a particular clinical and/or technical area within their respective designated geographic area and are assigned office based field units for use in their assigned specialties.

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

INFORMATION SYSTEMS

     In 1995 the Company began implementation of an information system that includes a wide area network to link its Districts to its corporate office and information databases. The system is decentralized and allows for data acquisition by field personnel within each District and maintenance of all data captured at a central corporate database that is accessible on a real-time basis. The Company has completed the first five of six implementation phases which included the installation of a network driven by multiple file servers, an in-house voice mail system, software to link the Districts to the corporate billing and collection system, the installation of portable computers to all field personnel, and implementation that included the integration of the Company's general ledger and financial reporting systems. The last phase is related to the installation of an electronic data storage system which will be completed after the Year 2000 issues and concerns are fully addressed. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance.

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

EMPLOYEES

     As of December 31, 1998, the Company had 149 employees, including 99 employees in field operations.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

     This Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," "should," and "expect" and similar expressions as they relate to the Company or management of the Company are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the risk factors described in the Company's most recently filed registration statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

     Uncertainty of Market Acceptance. There can be no assurance that any of the Company's existing or future services will gain or maintain market acceptance among physicians, patients and third-party payors. The Company believes that market acceptance of office-based procedures, including those performed using the Company's services, depends upon various factors including: (i) the Company's ability to provide evidence to the medical community of the safety and efficacy of the office-based procedures and the corresponding benefits to payors, physicians and patients, (ii) the willingness of physicians to perform and patients to undergo procedures in the physician's office which have traditionally been performed in a hospital or outpatient facility, (iii) the willingness of physicians to perform and patients to undergo procedures under local rather than under general anesthesia, (iv) the willingness of physicians to utilize the Company's services rather than perform office-based procedures utilizing their employees and medical equipment, and (v) the continued availability of third-party reimbursement for certain procedures performed using the Company's services.

     Acquisition, Obsolescence and Regulation of Advanced Technology. The Company's future success will depend in large part on the Company's ability to provide advanced medical technology to physicians. The medical device industry is characterized by rapid and significant technological change. The acquisition of medical technology requires substantial expenditures, and there can be no assurance that the Company will be successful in identifying, acquiring and receiving timely delivery of technology for which sufficient demand will exist and that such technology will not become obsolete during its anticipated product life cycle. Currently, there are alternative technologies to those offered by the Company. Such technologies may gain broader market acceptance, which could have a material adverse effect on the Company's operating results or financial condition. There can be no assurance that the company's strategy to obtain medical technology through relationships with medical equipment manufacturers and distributors will be successful or, if successful, that such relationships can be maintained. In addition, the medical equipment utilized by the Company requires approval by the Food and Drug Administration (the "FDA"), and there can be no assurance that such medical equipment will receive or retain FDA approval for desired current and future applications. The loss of any FDA approval for such equipment could have a material adverse effect on the Company's operating results or financial condition, as the Company would be unable to utilize such equipment in the provision of its services. Furthermore, the medical equipment industry has been characterized by extensive litigation regarding patents and other intellectual property rights. There can be no assurance that manufacturers or distributors of medical equipment utilized by the Company will obtain or retain patents or other intellectual property rights related to the equipment used by the Company. See "-- Regulation of and Change in the Health Care Industry" and "Business -- Business Strategy -- Establishing Strategic Alliances with Medical Equipment Manufacturers."

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

     Reimbursement Risk. The Company generally receives payment directly from the patient or physician for its aesthetic elective services. In those instances where payment is not received at the time of the service, the Company will invoice the responsible party. If the invoice is not paid, the account is subject to write-off as an uncollectible account. The Company relies almost exclusively on third party payors for payment for its medical surgical services. If the claim is invoiced to a noncontracted payor, (i.e., a noncontracted managed care plan or an indemnity plan), the claim is subject to denial by the payor. Denial of reimbursement may occur, among other reasons, because of the claim examiner's lack of understanding regarding the Company's services or the lack of a contractual arrangement with a managed care company. To the extent any third party payor ultimately fails to recognize or accept Company's services as being reimbursable, the Company may not be able to collect fees for its services. In addition, the health care industry is experiencing a trend toward cost containment, and third-party payors are seeking to reduce the cost and control the utilization of health care services and to negotiate reduced payment schedules with service providers. Reduced payment schedules could result in lower revenues for the Company. There can be no assurance that the Company will be able to negotiate satisfactory arrangements with managed care organizations or other third-party payors under such conditions, or at all. See
"Business -- Business Strategy -- Continuing the Development of Managed Care Contracts."

     Dependence on Key Personnel. The Company's future performance is substantially dependent upon the continued services of its senior management and other key personnel. Because the Company has a relatively small number of employees, its dependence on retaining its employees is particularly significant. The Company's success will depend, in part, on its ability to attract and retain qualified management and professional personnel. In addition, there can be no assurance that the Company's current employees will continue to work for the Company. The loss of the services of one or more of the Company's key employees could adversely affect the Company's operating results or financial condition. Further, the Company's growth in revenue has resulted, to a significant degree, from the hiring and training of new field personnel. The

Company's continued growth will depend, in part, on its ability to attract and retain high quality field and other personnel. The Company may need to grant additional stock options to key employees and to provide similar or other forms of incentive compensation to attract and retain key personnel.

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

     Regulation of and Change in Health Care Industry. The health care industry is subject to extensive federal and state regulation. The Company's services generally are not directly subject to health care rules or regulations, although such rules and regulations apply to the equipment provided to physicians by the Company and to the medical personnel utilizing the Company's services and products and therefore may indirectly affect the Company's business. In addition, promulgation of new laws and regulations, or changes in or reinterpretations of existing laws or regulations, may directly or indirectly affect the Company's business, operating results or financial condition. Further, the Company's services involve the handling of chemical and biological substances, thereby subjecting the Company to certain labor and environmental regulations. See "-- Hazardous Materials." There can be no assurance that a review of the Company's operations by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company.

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

     While the Company does not currently derive any of its net revenues from Medicare or Medicaid programs, and therefore it is not subject to such federal legislation, there can be no assurance in the future that: (i) future legislation may not be expanded to include health care services other than those subject to Medicare or Medicaid reimbursement, (ii) the Company will not derive net revenues from Medicare or

Medicaid reimbursements, or (iii) managed care providers with which the Company has contracts will not contract with Medicare or Medicaid.

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

     In addition, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future, which change could adversely affect the Company's operations, financial condition, business opportunities or future expansion. As consolidation among physician provider groups continues and provider networks continue to be created, purchasing decisions may shift to persons with whom the Company has not had prior contact. There can be no assurance that the Company will be able to maintain its physician, payor or manufacturer relationships under such circumstances. See "Risk of Acquiring Advanced Technology," "-- Competition" and "Business -- Government Regulation."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Stock began trading on the Nasdaq National Market on October 11, 1996 under the symbol "MAII". The initial public offering price was $11.00 per share. The high and low closing sales prices (excluding retail markup, markdowns and commissions) for the period October 11, 1996 to December 31, 1998 are as follows:

                                                               HIGH      LOW
                                                              ------    ------
Fourth Quarter
  October 11, 1996 to December 31, 1996.....................  $12.50    $10.75
Fiscal year ended December 31, 1997
  First Quarter.............................................  $16.25    $11.00
  Second Quarter............................................   10.00      3.38
  Third Quarter.............................................    4.00      3.38
  Fourth Quarter............................................    5.00      3.43
Fiscal year ended December 31, 1998
  First Quarter.............................................  $ 4.13    $ 3.25
  Second Quarter............................................    4.25      3.12
  Third Quarter.............................................    3.87      2.00
  Fourth Quarter............................................    2.56      1.50

     As of February 26, 1999, approximately 6,117,079 shares of Common Stock were outstanding and held by approximately 104 holders of record.

     The Company did not pay cash dividends on its Common Stock during 1996, 1997 and 1998. The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of the Company's business. Consequently, the Company does not anticipate that cash dividends will be paid on the Company's Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company for the periods and at the dates indicated. The Company's statement of operations data for each of the years in the five year period ended December 31, 1998 and its balance sheet data as of December 31, 1994, 1995, 1996, 1997, and 1998 are derived from the Company's financial statements which have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.

                                                           YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 1994     1995      1996      1997      1998
                                                ------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net Revenues..................................  $5,262   $11,177   $17,350   $18,821   $16,132
Costs and Expenses:
  Salaries and benefits.......................   2,005     3,721     5,137     8,353     7,328
  Selling, general, and administrative........   1,817     3,620     5,510     7,857     6,306
  Depreciation and amortization...............     293       719     1,595     3,152     2,337
  Provision for uncollectible accounts........     781     1,885     3,408     3,871     1,690
                                                ------   -------   -------   -------   -------
          Total costs and expenses............   4,896     9,945    15,650    23,233    17,661
                                                ------   -------   -------   -------   -------
          Operating income (loss).............     365     1,232     1,700    (4,412)   (1,529)
Other (income) expense:
  Interest income and other, net..............      (6)       12      (172)     (778)     (814)
  Interest expense............................     179       247       270       111        59
                                                ------   -------   -------   -------   -------
          Income (loss) before income taxes...     192       973     1,602    (3,745)     (774)
Income tax expense (benefit)..................      --       395       683      (848)       --
                                                ------   -------   -------   -------   -------
          Net income (loss)...................  $  192   $   578   $   919   $(2,897)  $  (774)
                                                ======   =======   =======   =======   =======
Net income (loss) applicable to common
  stock.......................................  $  117   $   311   $   832   $(2,897)  $  (774)
                                                ======   =======   =======   =======   =======
Earnings (loss) per share (basic).............  $  .06   $   .15   $   .26   $  (.48)  $  (.12)
                                                ======   =======   =======   =======   =======
Earnings (loss) per share (diluted)...........  $  .06   $   .11   $   .26   $  (.48)  $  (.12)
                                                ======   =======   =======   =======   =======
Weighted average number of common shares
  outstanding (basic).........................   1,844     2,117     3,215     6,061     6,214
Weighted average number of common shares
  outstanding (diluted).......................   3,290     3,690     3,559     6,061     6,214
Dividends declared on convertible preferred
  stock.......................................  $   75   $    87   $    87   $     0   $     0

                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 1994      1995     1996      1997      1998
                                                -------   ------   -------   -------   -------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.....................  $   109   $1,409   $20,537   $14,903   $14,378
Working capital...............................      126    1,913    22,094    17,575    16,434
Total assets..................................    2,698    6,443    30,708    26,505    24,521
Total debt and capital lease obligations......    1,566    2,354       355       489       240
Retained earnings (accumulated deficit).......   (1,105)    (562)      393    (2,504)   (3,278)
Total shareholders' equity....................      123    2,431    26,085    23,678    22,554

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company commenced operations in Oklahoma in August 1989 by providing medical surgical services to gynecologists in their offices. The Company's initial focus was to develop contracts with managed care organizations and other third-party payors and to expand into new markets. By the end of 1991, the Company had operations in 14 states. The Company continued to expand its range of services, and introduced during 1993 its second business line by offering aesthetic elective services. During 1997, the Company started to offer hospital based services when the Stone Treatment Center of New England acquisition was completed. Currently, the Company provides medical surgical, aesthetic elective and hospital based services in 42 states to a network of approximately 3,000 physicians.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data expressed as a percentage of net revenues for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                         1994    1995    1996    1997    1998
                                                         -----   -----   -----   -----   -----
Net revenues...........................................  100.0%  100.0%  100.0%  100.0%  100.0%
Salaries and benefits expense..........................   38.1    33.3    29.6    44.4    45.4
Selling, general and administrative expense............   34.5    32.4    31.8    41.7    39.1
Depreciation and amortization..........................    5.6     6.4     9.2    16.7    14.5
Provision for uncollectible accounts...................   14.8    16.9    19.6    20.6    10.5
Operating income (loss)................................    6.9    11.0     9.8   (23.4)   (9.5)
Income tax expense (benefit)...........................     --     3.5     3.9    (4.5)     --
Net income (loss)......................................    3.7     5.2     5.3   (15.4)   (4.8)

  Years Ended December 31, 1998 and 1997

     Net Revenues. Net revenues decreased from $18.8 million for the year ended December 31, 1997, to $16.1 million for the year ended December 31, 1998, a decrease of $2.7 million or 14%. Total net patient service revenue per case decreased from $213 for the year ended December 31, 1997, to $208 for the year ended December 31, 1998, a decrease of $5 per case or 2%.

     Medical surgical net revenues decreased from $9.9 million for the year ended December 31, 1997, to $7.7 million for the year ended December 31, 1998, a decrease of $2.2 million or 22%. This decrease was attributable to the medical surgical net revenue per case decreasing from $274 for the year ended December 31, 1997, to $236 for the year ended December 31, 1998, a decrease of $38 or 14%. The lower net revenue per case is a result of a shift from noncontracted to contracted payors related to the insurance billable business. Revenues related to contracted payors typically yield a lower reimbursement per case, but also provide a revenue dollar that is of a higher quality and is more collectible. Contracted revenues as a percentage of insurance billable revenues increased from 51% for the year ended December 31, 1997, to 70% for the year ended December 31, 1998, an increase of 19%. The remainder of the medical surgical net revenue decrease of $1 million is related to a case volume decrease. Medical surgical procedures decreased from 36,088 for the year ended December 31, 1997, to 32,478 for the year ended December 31, 1998, a decrease of 3,610 or 10%.

     Aesthetic elective net revenues remained flat at $8.4 million for the year ended December 31, 1997 and 1998. Procedure volume decreased from 49,731 for the year ended December 31, 1997, to 44,490 for the year ended December 31, 1998, a decrease of 5,241 or 11%. The procedure volume decrease was mainly attributable to the Company performing 3,460 hair removal procedures during the year ended December 31, 1997. The hair removal product line was discontinued during the fourth quarter of 1997 due to the ineffectiveness of the product, and the significant amount of infrastructure cost associated with it. The procedure volume decrease was offset by an increase in the aesthetic elective net revenue per case which increased from $169 for the year ended December 31, 1997, to $188 for the year ended December 31, 1998, an increase of $19 or 11% which is due to a change in the product line mix within the aesthetic elective line of business.

     The remainder of the net revenue decrease was attributable to a decrease in revenues related to Company sponsored seminars, which decreased from $525,000 for the year ended December 31, 1997, to $117,000 for the year ended December 31, 1998, a decrease of $408,000 or 78%. During the year ended December 31, 1997, the Company derived seminar revenues related to the hair removal product line which was discontinued in the fourth quarter of 1997.

     Salaries and Benefits Expense. Salaries and benefits expense decreased from $8.4 million for the year ended December 31, 1997, to $7.3 million for the year ended December 31, 1998, a decrease of $1.1 million or 13%. This decrease was primarily attributable to a decrease in the total number of employees from 171 as of December 31, 1997, to 149 as of December 31, 1998, a decrease of 22 or 13%. Twenty-five (25) account representatives were added in the first quarter of 1997 to accommodate growth anticipated, but not realized, from the national rollout of the Softlight laser for hair removal. Furthermore, the Company incurred a $250,000 charge during the second quarter of 1997 for a restructuring of its field operations. This charge included expenses related to severance packages, relocation allowances, and recruitment fees as a result of the restructuring and realignment of personnel.

     Selling, General and Administration. Selling, general and administrative expense decreased from $7.9 million for the year ended December 31, 1997, to $6.3 million for the year ended December 31, 1998, a decrease of $1.6 million or 20%. The following items were attributable to the decrease in selling, general, and administrative expenses:

     Vehicle expense decreased from $1.7 million for the year ended December 31, 1997, to $1.2 million for the year ended December 31, 1998, a decrease of $500,000 or 29%. This decrease is due mainly to the Company having a reduced fleet of vehicles of 97 at December 31, 1998 compared to 125 at December 31, 1997 along with a vehicle lease buyout of the entire fleet which occurred during the third quarter of 1998.

     Professional fees decreased from $956,000 for the year ended December 31, 1997, to $443,000 for the year ended December 31, 1998, a decrease of $513,000 or 54%. The Company incurred a $250,000 charge during the second quarter of 1997 for a restructuring of its field operations. This charge included expenses related to the divestiture of certain delivery vans and certain medical equipment currently under operating leases and legal/professional fees related to accounts receivable and managed care initiatives.

     Leasing expense decreased from $707,000 for the year ended December 31, 1997, to $507,000 for the year ended December 31, 1998, a decrease of $200,000 or 28%. During 1997 there was $133,000 in leasing of video conferencing equipment which was used for the Company sponsored seminars related to the hair removal product line.

     The remainder of the decrease is related to the downsizing of the Company's infrastructure and the Company's overall effort in reducing various costs on the corporate and field operation levels.

     Selling, general and administrative expense as a percentage of net revenues decreased slightly from 41.7% for the year ended December 31, 1997, to 39.1% for the year ended December 31, 1998. Without the $250,000 nonrecurring charge, selling, general and administrative expense as a percentage of net revenues would have been 40.4% for the year ended December 31, 1997.

     Depreciation and Amortization. Depreciation and amortization decreased from $3.2 million for the year ended December 31, 1997, to $2.3 million for the year ended December 31, 1998, a decrease of $900,000 or 28%. This decrease was due mainly to a change in useful lives on certain medical equipment from three to five years as well as the establishment of residual values on such equipment based on historical experience which was effective January 1, 1998 and a nonrecurring charge of $150,000 for the second quarter of 1997, related to the redeployment and or disposition of certain medical equipment in selected markets. The change in useful lives had an effect of reducing depreciation expense and decreasing the net loss by approximately $803,000 for the year ended December 31, 1998.

     Provision for Uncollectible Accounts. Provision for uncollectible accounts decreased from $3.9 million for the year ended December 31, 1997, to $1.7 million for the year ended December 31, 1998, a decrease of $2.2 million or 56%. As a percentage of net patient service revenue, provision for uncollectible accounts decreased from 21.2% for the year ended December 31,1997 to 10.6% for the year ended December 31, 1998. During the second quarter of 1997, the Company recorded a $1.2 million charge to increase reserves for uncollectible accounts. These additional reserves were necessary to offset a significant shift in the payment trends experienced from certain third party payors during the second quarter of 1997. Without the charge of $1.2 million, provision for uncollectible accounts as a percentage of net patient service revenue would have been 14.6% for the year ended December 31, 1997. This 4% improvement is primarily attributable to the Company's new processes including scheduling, preregistration, and preverification.

     Operating Loss. As a result of the items discussed above, operating loss decreased from $4.4 million for the year ended December 31, 1997, to a loss of $1.5 million for the year ended December 31, 1998, a decrease of $2.9 million.

     Interest Income & Other, Net. Interest income and other, net increased slightly from $778,000 for the year ended December 31, 1997 to $815,000 for the year ended December 31, 1998, an increase of $37,000.

     Income Tax Benefit. For the year ended December 31, 1997, the Company recorded a tax benefit of $848,000. For the year ended December 31, 1998, the Company did not record a current or deferred tax benefit due to the Company's continuing operating loss trend and the uncertainty of utilization of net operating loss carryforwards in future periods.

     Net Loss. As a result of the items discussed above, the Company's net loss decreased from $2.9 million for the year ended December 31, 1997, to a loss of $774,000 for the year ended December 31, 1998, a decrease of $2.1 million.

  Years Ended December 31, 1997 and 1996

     Net Revenues. Net revenues increased from $17.4 million for the year ended December 31, 1996, to $18.8 million for the year ended December 31, 1997, an increase of $1.4 million or 8%. This increase was primarily attributable to growth in procedure volume, which increased from 68,585 for the year ended December 31, 1996, to 85,819 for the year ended December 31, 1997, an increase of 17,234 or 25%. Medical surgical procedures increased from 26,769 for the year ended December 31, 1996, to 36,088 for the year ended December 31, 1997, an increase of 9,319 or 35%. Aesthetic elective procedures increased from 41,816 for the year ended December 31, 1996, to 49,731 for the year ended December 31, 1997, an increase of 7,915 or 19%.

     The net patient service revenue per case decreased from $248 for the year ended December 31, 1996, to $213 per case for the year ended December 31, 1997, a decrease of $35 or 14%. This decrease was attributable to a change in case mix to include a larger percentage of aesthetic elective procedures. The net revenue per case for aesthetic elective procedures was $169 during 1997, compared to net revenue per case for medical surgical procedures of $274 during 1997.

     Salaries and Benefits Expense. Salaries and benefits expense increased from $5.1 million for the year ended December 31, 1996, to $8.4 million for the year ended December 31, 1997, an increase of $3.3 million or 65%. This increase was primarily attributable to an increase in the total number of employees from 118 as of December 31, 1996, to 171 as of December 31, 1997, an increase of 45%. The Company added scheduling coordinators and preverification personnel during the first quarter of 1997 as a continuation of its efforts to reduce provisions for uncollectible accounts. In addition, each medical surgical district added a district operations manager to relieve the district manager of operational responsibility. Furthermore, the Company incurred a $250,000 nonrecurring charge during the second quarter of 1997 for a restructuring of its field operations. This charge included expenses related to severance packages, relocation allowances, and recruitment fees as a result of the restructuring and realignment of personnel. Finally, (25) twenty five technicians were added in the first quarter to accommodate growth anticipated, but not realized, from the national rollout of the Softlight laser for hair removal. Salaries and benefits expense as a percentage of net revenues increased from 29.6% to 44.4% due to the reasons discussed above.

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

     Provision for Uncollectible Accounts. Provision for uncollectible accounts increased from $3.4 million for the year ended December 31, 1996, to $3.9 million for the year ended December 31, 1997, an increase of $500,000 or 15%. As a percentage of net patient service revenue, provision for uncollectible accounts increased from 20.0% for the year ended December 31,1996 to 21.2% for the year ended December 31, 1997. During the second quarter of 1997, the Company recorded a $1.2 million charge to increase reserves for uncollectible accounts. These additional reserves were necessary to offset a significant shift in the payment trends experienced from certain third party payors during the second quarter of 1997. Without the charge of $1.2 million, provision for uncollectible accounts as a percentage of net patient service revenue would have been 14.6% for the year ended December 31, 1997. This decrease is primarily attributable to the Company's new processes including scheduling, preregistration, and preverification.

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

     Income Tax Provision. Income tax provision decreased from $683,000 for the year ended December 31, 1996 to a benefit of $848,000 for the year ended December 31, 1997, a decrease of $1.5 million. The

Company's effective tax rate decreased from 42.6% for the year ended December 31, 1996, to a benefit of 22.6% for the year ended December 31, 1997 (See Note 9 to the Notes to Consolidated Financial Statements)

     Net Income(Loss). As a result of the items discussed above, the Company's net income decreased from $919,000 for the year ended December 31, 1996, to a loss of $2.9 million for the year ended December 31, 1997, a decrease of $3.8 million. As a percentage of net revenues, net income decreased from 5.3% for the year ended December 31, 1996, to a loss of 15.4% for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through 1993, the Company's operating expenses significantly exceeded its net revenues, resulting in an accumulated retained deficit of approximately $1.3 million as of December 31, 1993. From 1994 until March 31, 1997, the Company recorded positive earnings, which resulted in retained earnings of $431,290 as of March 31, 1997. As of December 31, 1998, the Company has an accumulated retained deficit of $3.3 million, due to losses incurred during 1997 and 1998. Until October 1996, the Company funded its operations primarily through the private placement of equity securities, bank borrowings and cash provided by operations. Prior to its initial public offering, which was completed on October 11, 1996, the majority of the capital raised by the Company had been raised from the private placement of $2.2 million of equity securities, including $750,000 raised in July 1992 and approximately $1.5 million raised in November 1995. The Company obtained a $2.0 million credit facility from Nations Bank of Texas, N.A. ("NationsBank") in June 1995. This facility was composed of several tranches bearing interest rates ranging from prime plus 0.5% to prime plus 1.5%. The net proceeds from such facility were used to retire outstanding debt and to purchase medical equipment. The Company's facility with NationsBank was increased to $4.3 million in March 1996. The NationsBank debt was paid off in full during October 1996 with a portion of the net proceeds from the Company's initial public offering.

     Net cash provided by (used in) operating activities were $2.5 million, ($1.6 million), and $2.6 million for the years ended December 31, 1996, 1997 and 1998, respectively. For its investing activities, the Company consumed $3.8 million, $3.8 million, and $2.5 million for the years ended December 31, 1996, 1997 and 1998, respectively, primarily for the purchase of medical equipment and acquisitions of other companies. Capital expenditures were $3.2 million, $3.3 million, and $2.6 million for the years ended December 31, 1996, 1997 and 1998, respectively. Net cash provided by (used in) financing activities were $20.4 million, ($197,000), and ($599,000) for the years ended December 31, 1996, 1997 and 1998, respectively. The cash provided from financing activities in 1996 is primarily from the net proceeds from the Company's initial public offering of
2.3 million shares of Common Stock in October 1996.

     The Company estimates that its total capital expenditures will be approximately $1.8 million in 1999. The Company believes that the current cash reserves and cash provided by operating activities will be sufficient to fund its operations through 2000. However, there can be no assurance that the Company will not require additional financing in the near future, and that if needed, it will be available on terms satisfactory to the Company, or at all.

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

     In addition, certain of the Company's medical equipment contains embedded technology that could have Y2K-related problems. The Company has polled the manufacturers and vendors of such equipment regarding Y2K compliance and, based on such polling, all equipment known to the Company to be non-Y2K compliant has been replaced or upgraded. The Company does not expect to conduct independent tests of all its medical equipment to assess Y2K compliance. Based upon the Company's actions in preparation for Y2K, and responses received from its third-party vendors, the Company does not anticipate that there will be a material Y2K problem with respect to its equipment. Furthermore, because its equipment comes from third party vendors, which are being requested to replace or upgrade all non-compliant equipment, the Company does not expect that its Y2K-related expenditures with respect to embedded technology will be significant.

     Notwithstanding the foregoing, there can be no assurances (a) that the representations provided by third party vendors with respect to Y2K compliance will be accurate, or (b) that the Company will have any recourse against such vendors if the representations prove to be inaccurate. A Y2K-related failure of the Company's medical equipment and/or information technology could have a material adverse effect on the Company and its results of operations. Furthermore, there can be no assurances that Y2K-related failure caused by third parties, such as utility providers, transportation companies or others, will not have a material adverse effect on the Company. The Company is currently in the process of preparing contingency plans related to possible Y2K-related failure caused by third parties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is listed under Item 14(a) and begins at page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF COMPANY

     The following table sets forth certain information with respect to the executive officers and directors of the Company.

NAME                                        AGE                    POSITION
----                                        ---                    --------
Paul R. Herchman..........................  42    Chairman of the Board and Chief Executive
                                                  Officer
Gary B. Hill..............................  50    President, Chief Operating Officer and
                                                  Director
David A. Kallenberger, M.D................  49    Medical Director and Director
Tony J. LeVecchio.........................  52    Director
Thomas A. Montgomery......................  42    Director
Leon Pritzker.............................  76    Director
Jim Silcock...............................  48    Director

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

     GARY B. HILL has served as President and Chief Operating Officer of the Company since December 1997. Mr. Hill has served as a director of the Company since February 1998. From January 1994 to April 1996, Mr. Hill served as President of the North Texas Division of Columbia/HCA. Prior thereto, Mr. Hill was Senior Vice President of Region II for Galen Health Care Inc. and Columbia from 1992 to 1994. From 1976 to 1992, Mr. Hill served in various capacities with Humana Inc., most recently as Vice President for its hospital and insurance operations in central Kentucky and Cincinnati. Mr. Hill received a Bachelor of Science degree from the University of North Alabama.

     DAVID A. KALLENBERGER, M.D. is a co-founder of the Company and has served as a director and as the Medical Director since its inception in 1989. Dr. Kallenberger is a practicing physician specializing in obstetrics and gynecology, and has been practicing at Integris Baptist Medical Center in Oklahoma City, Oklahoma since 1981. Dr. Kallenberger serves as a Clinical Professor in the Department of Obstetrics/ Gynecology at the University of the Oklahoma Health Science Center and as a Program Director of the Henry G. Bennett Fertility Institute at Integris Baptist Medical Center. Dr. Kallenberger received his Medical Doctorate degree from The University of Oklahoma.

     TONY J. LEVECCHIO has been a director of the Company since 1997 and an advisor to the Company since 1990. Mr. Levecchio is a member of the Audit Committee, the Compensation Committee, and the Incentive Plan Committee. Mr. LeVecchio is President of The James Group, a business advisor firm, where he has been a principal since 1989. Prior to The James Group, Mr. LeVecchio was Senior Vice President and Chief Financial Officer for VHA Southwest Inc., a regional health care division of Voluntary Hospitals of America, Inc. Mr. LeVecchio received a Bachelor of Economics degree and a Master of Business Administration degree from Rollins College in 1968 and 1969, respectively.

     THOMAS A. MONTGOMERY is a co-founder of the Company and has served as a director of the Company since 1989. In addition, Mr. Montgomery is a member of the Audit Committee, the Compensation Committee, and the Incentive Plan Committee. Mr. Montgomery is a partner of Montgomery, Baggett & Drews, L.L.P., an accounting firm. From December 1982 to December 1990, Mr. Montgomery served in various capacities with Arthur Andersen & Co., and as the Senior Tax Manager of the Enterprise Group from

1985 to 1990. Mr. Montgomery received a Bachelor of Business Administration degree from Texas Tech University and a Master of Science degree from Texas Tech University.

     LEON PRITZKER has been a director of the Company since 1989. Since 1990 Mr. Pritzker has been self-employed as a management consultant. From 1985 to 1990, Mr. Pritzker served as the Executive Vice President of Campbell Taggart, Inc. From 1967 to 1984, Mr. Pritzker served in various capacities with Anheuser-Busch Companies, Inc., most recently as Director, Management Systems Group. Mr. Pritzker is a fellow of the American Statistical Association and received a Bachelor of Science degree from College of the City of New York and a Master of Arts degree from the University of Pennsylvania.

     JIM SILCOCK has been a director of the Company since February 1996 and is a member of the Audit, Compensation and Incentive Plan Committees. Mr. Silcock has served as a general partner of Mapleleaf Capital Ltd., a general partner of Sunwestern Associates III, a general partner of Sunwestern Investment Fund III, a venture capital fund, since 1988 and as a general partner of T.V.P. Associates Limited, the general partner of Texas Venture Partners, a venture capital fund, since 1984. Mr. Silcock received a Bachelor of Arts from Dartmouth College and a Master of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College.

  Section 16(a) Beneficial Ownership Reporting Compliances

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it with respect to fiscal year 1998, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its officers, directors and persons who own more than 10% of a registered class of the Company's equity securities have been complied with.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

     The business of the Company is managed under the direction of the Board of Directors. The Board meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring approval of the Board. It also holds special meetings when an important matter requires action by the Board between scheduled meetings. The Board met seven (7) times and acted by unanimous written consent six (6) times during 1998. During 1998, each member of the Board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a director.

     The Board has three standing committees: the Audit Committee, the Compensation Committee and the Incentive Plan Committee. The functions of these committees, their current members, and the number of meetings held during the fiscal year ending December 31, 1998, are described below.

     Audit Committee. The Audit Committee makes recommendations to the Board regarding the appointment of independent auditors, reviews the plan and scope of any audit to the Company's financial statements and reviews the Company's significant accounting policies and related matters. The Audit Committee is comprised of Messrs. Montgomery, LeVecchio and Silcock. The Audit Committee met one (1) time during 1998.

     Compensation Committee. The Compensation Committee makes recommendations to the Board regarding the compensation of executive officers. The Compensation Committee is comprised of Messrs. LeVecchio, Montgomery, and Silcock. The Compensation Committee did not meet during 1998.

     Incentive Plan Committee. The Incentive Plan Committee was established in 1997 and administers the Company's 1994 Amended and Restated Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan Committee is comprised of Messrs. Montgomery, LeVecchio and Silcock. The Incentive Plan Committee met four
(4) times and acted by unanimous written consent three (3) times during 1998.

     The Company does not have a nominating committee. The functions customarily performed by a nominating committee are performed by the Board as a whole.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the Company's only other executive officer earning at least $100,000, (the "Named Executive Officers") based on salary and bonus earned during 1996, 1997 and 1998.

                                                                                          LONG-TERM
                                                                                     COMPENSATION AWARDS
                                                ANNUAL COMPENSATION               -------------------------
                                     ------------------------------------------   SECURITIES
NAME AND                             FISCAL                        OTHER ANNUAL   UNDERLYING    ALL OTHER
PRINCIPAL POSITION                    YEAR     SALARY     BONUS    COMPENSATION    OPTIONS     COMPENSATION
------------------                   ------   --------   -------   ------------   ----------   ------------
Paul R. Herchman...................   1998    $200,000         0        0                0        $5,240(1)
  Chairman of the Board and Chief     1997     155,510         0        0            1,000         5,700
  Executive Officer                   1996     145,000   $36,000        0           11,708         5,700
Gary Hill(3).......................   1998     200,000         0        0          151,540         5,420(2)
  President & Chief Operating
     Officer.......................   1997      16,667         0        0           98,460           350

---------------

(1) Represents a $350 per month automobile allowance paid to Mr. Herchman, and $1,040 of annual premiums on a life insurance policy, of which Mr. Herchman's spouse is the beneficiary, paid by the Company on Mr. Herchman's behalf.

(2) Represents a $350 per month automobile allowance paid to Mr. Hill and $1,220 of annual premiums on a life insurance policy, of which Mr. Hill's spouse is the beneficiary, paid by the Company on Mr. Hill's behalf.

(3) Mr. Hill's employment term with the Company began in December 1997.

                             OPTION GRANTS IN 1998

     The following table provides information related to options granted to the Named Executive Officers during 1998.

                                                              INDIVIDUAL GRANTS
                                 ----------------------------------------------------------------------------
                                                                                    POTENTIAL REALIZED VALUE
                                              PERCENT OF                                AT ASSUMED ANNUAL
                                 NUMBER OF      TOTAL                                 RATES OF STOCK PRICE
                                 SECURITIES    OPTIONS                               APPRECIATION FOR OPTION
                                 UNDERLYING   GRANTED TO   EXERCISE                         TERM (1)
                                  OPTIONS     EMPLOYEES    PRICE PER   EXPIRATION   -------------------------
                                  GRANTED      IN 1998       SHARE        DATE          5%            10%
                                 ----------   ----------   ---------   ----------   -----------   -----------
Gary B. Hill...................   151,540        54%         $4.06      12/02/03     $209,245      $474,705

---------------

(1) The dollar amounts in these columns represent potential value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming that the market price of the Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by regulation, and therefore are not intended to forecast possible future appreciation, if any, of the price of the Common Stock.

(2) The exercise price of each option was equal to the fair market value of the Common Stock on the date of the grant.

                  AGGREGATE OPTION VALUES AT DECEMBER 31, 1998

                                                   NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                        OPTIONS AT               IN-THE-MONEY OPTIONS
                                                     DECEMBER 31, 1998           AT DECEMBER 31, 1998
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
Paul R. Herchman..............................    77,710           1,000        12,344            0
Gary B. Hill..................................    62,500         187,500             0            0

---------------

(1) These values assume a valuation of $2.00 per share at December 31, 1998. Value is calculated based on the difference between the option price and $2.00 multiplied by the number of shares of Common Stock underlying the options.

  Compensation of Directors

     It is the policy of the Company that directors who are not employees of the Company ("Independent Directors") receive $500 for each Board meeting attended. All directors of the Company are reimbursed for travel, lodging and other out-of-pocket expenses in connection with their attendance at Board and committee meetings. Under the terms of the Incentive Plan, so long as the Company is a reporting company subject to the terms of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Independent Directors will receive an option to purchase 2,500 shares of Common Stock upon his or her initial election to the Board and an option to purchase 5,000 shares of Common Stock at each annual meeting of the shareholders thereafter while he or she continues to serve as a director of the Company. Such options will be non-qualified stock options, will have an exercise price equal to the fair market value of the Common Stock at the date of grant, will become exercisable one-third on each of the first, second and third anniversaries thereof, and will expire ten years from the date of grant.

  Employment Contracts and Termination of Employment and Change of Control Agreements

     The Company entered into an Employment Agreement with Paul Herchman, dated as of January 1, 1998, (the "Herchman Agreement"). The Herchman Agreement may be terminated by the Company upon (12) twelve months prior notice and may be terminated by Mr. Herchman upon (3) three months prior notice. The Herchman Agreement provides that Mr. Herchman receive a base salary of $200,000 per year and is eligible to receive bonuses based upon the Company's financial performance. The Herchman Agreement requires Mr. Herchman to maintain the confidentiality of the Company's proprietary information during his employment and thereafter and prohibits Mr. Herchman from competing with the Company during his employment and for a period of one year thereafter.

     On February 17, 1999, the Company entered into a Severance Agreement with Paul Herchman (the"Severance Agreement") that takes effect only upon the consummation of the Merger with DHS or Sub as described under Part I, Item 1. Business -- Recent Developments. Pursuant to the Severance Agreement, Mr. Herchman will resign as Chief Executive Officer of the Company and act as the President of the Company's Office Division for a period of six months following the closing of the Merger. In addition to the current employee benefits he currently receives under the Herchman Agreement, Mr. Herchman will receive a salary during his employment as President of the Office Division and, thereafter, will receive severance payments over a two-year period. Mr. Herchman, to the extent he has available time, will assist the Company, as reasonably requested by the Chief Executive Officer of DHS, during that two year period.

     The Company has entered into an Employment Agreement with Gary Hill, dated as of December 2, 1997, (the "Hill Agreement"). The Hill Agreement may be terminated by the Company upon (12) twelve months prior notice and may be terminated by Mr. Hill upon (3) three months prior notice. The Hill Agreement provides that Mr. Hill receive a base salary of $200,000 per year and is eligible to receive bonuses based upon the Company's financial performance. The Hill Agreement requires Mr. Hill to maintain the confidentiality of the Company's proprietary information during his employment and thereafter and prohibits Mr. Hill from competing with the Company during his employment and for a period of one year thereafter.

  Compensation Committee Interlocks and Insider Participation

     During 1998, the Compensation Committee made recommendations to the Board regarding compensation of the Company's executive officers and the Board approved all of such recommendations. The Compensation Committee was comprised of Tom Montgomery, Tony LeVecchio and Jim Silcock during 1998. No executive officer of the Company served as a member of the Compensation Committee or similar committee or board of directors of any other entity which an executive officer thereof served on the Compensation Committee or Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to beneficial ownership of Common Stock as of February 26, 1999, by (i) all persons known to the Company to be the beneficial owner of 5% or more of the Common Stock, (ii) each director of the Company, (iii) the chief executive officer and each of the Company's other most highly compensated executive officers whose total annual compensation for 1998 based on salary and bonus earned during 1998 exceeded $100,000 (the "Named Executive Officers") and (iv) all the Company directors and executive officers as a group. This table does not include shares of Common Stock that may be purchased pursuant to options not exercisable within 60 days of February 26, 1999. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

NAME OF BENEFICIAL OWNER                                    NUMBER OF SHARES       PERCENTAGE OF SHARES
AND DIRECTORS                                            BENEFICIALLY OWNED(1)    BENEFICIALLY OWNED(1)
------------------------                                 ---------------------    ---------------------
NAMED EXECUTIVE OFFICERS AND DIRECTORS
Paul R. Herchman(2)....................................          563,966                    9.1%
Gary B. Hill(3)........................................           77,500                    1.3%
David A. Kallenberger, M.D.(4).........................          197,942                    3.2%
Tony J. LeVecchio(5)...................................           42,648                    0.7%
Thomas A. Montgomery(6)................................          244,626                    4.0%
Leon Pritzker(7).......................................           82,954                    1.4%
Jim Silcock(8).........................................        1,001,693                   16.4%
All named executive officers and directors as a group
  (7 persons)(9).......................................        2,214,329                   35.1%
OTHER 5% SHAREHOLDERS
Peter K. Hilal, M.D.(10)...............................          769,662                   12.6%
Mapleleaf Capital, Ltd(11).............................          740,830                   12.1%
Patrick Rivelli(12)....................................        1,010,593                   16.5%
Satana Corporation(13).................................          494,645                    8.1%
Dimensional Fund Advisors, Inc.(14)....................          364,100                    6.0%

---------------

 (1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed to be outstanding and to be beneficially owned by the person or entity holding such options.

 (2) Includes 77,710 shares underlying currently exercisable options to purchase Common Stock and 15,610 shares underlying currently exercisable warrants to purchase Common Stock. The business address of Mr. Herchman is 2445 Gateway Drive, Suite 150, Irving, Texas 75063.

 (3) Includes 62,500 shares underlying currently exercisable options to purchase Common Stock.

 (4) Includes 30,915 shares underlying currently exercisable options to purchase Common Stock.

 (5) Includes 833 shares underlying currently exercisable options to purchase Common Stock and 1,100 shares owned by Mr. LeVecchio's spouse.

 (6) Includes 2,500 shares underlying currently exercisable options to purchase Common Stock, 7,805 shares of Common Stock held by Mr. Montgomery's spouse's profit sharing plan and 46,610 shares of

     Common Stock held by the profit sharing plan of Montgomery/Jessup L.L.P., of which Mr. Montgomery is a partner. As a partner of Montgomery/Jessup L.L.P., Mr. Montgomery may be deemed to be the indirect owner of the shares beneficially owned by Montgomery/Jessup L.L.P.'s profit sharing plan by virtue of his authority to make investment decisions regarding the voting and disposition of such shares.

 (7) Includes 2,500 shares underlying currently exercisable options to purchase Common Stock.

 (8) Includes 740,830 shares beneficially owned by Mapleleaf Capital, Ltd., which includes 2,500 shares underlying currently exercisable options to purchase Common Stock; 135,649 shares beneficially owned by Sunwestern Cayman 1988 Partners, and 125,214 shares beneficially owned by Sunwestern Investment Fund III, all of which are affiliates of Mr. Silcock. Mr. Silcock may be deemed to be the indirect beneficial owner of shares beneficially owned by such entities by virtue of his authority to make investment decisions regarding the voting and disposition of such shares. Mr. Silcock disclaims beneficial ownership of the shares owned by Mapleleaf Capital, Ltd., Sunwestern Cayman 1988 Partners and Sunwestern Investment Fund III. Mr. Silcock's business address is 12221 Merit Drive, Suite 935, Dallas, Texas 75251.

 (9) Includes the shares referenced in footnotes(2)-(8).

(10) Includes 24,826 shares beneficially owned by Hilal Capital, LP, 332,900 shares beneficially owned by Peter K. Hilal, M.D., 79,036 shares beneficially owned by Hilal Capital QP, LP, 103,862 shares beneficially owned by Hilal Capital Partners LLC and 229,038 shares beneficially owned by Hilal Capital Management LLC both of which are affiliates of Mr. Hilal. Mr. Hilal may be deemed to be the indirect beneficial owner of shares beneficially owned by such entities by virtue of his authority to make investment decisions regarding the voting and disposition of such shares. The business address of Mr. Hilal is 60 East 42nd Street, Suite 1946, New York, New York 10165.

(11) Includes 2,500 shares underlying currently exercisable options to purchase Common Stock. The business address for Mapleleaf Capital, Ltd is 12221 Merit Drive, Suite 935, Dallas, Texas 75251.

(12) Includes 740,830 shares beneficially owned by Mapleleaf Capital, Ltd., which includes 2,500 shares underlying currently exercisable options to purchase Common Stock; 135,649 shares beneficially owned by Sunwestern Cayman 1988 Partners; and 125,214 shares beneficially owned by Sunwestern Investment Fund III, all of which are affiliates of Mr. Rivelli. Mr. Rivelli may be deemed to be the indirect beneficial owner of shares beneficially owned by such entities by virtue of his authority to make investment decisions regarding the voting and disposition of such shares. Mr. Rivelli disclaims beneficial ownership of the shares owned by Mapleleaf Capital, Ltd., Sunwestern Cayman 1988 Partners and Sunwestern Investment Fund III. The business address for Mr. Rivelli is 12221 Merit Drive, Suite 935, Dallas, Texas 75251.

(13) The business address of Satana Corporation is National Plaza 2, Suite 102, Amarillo, Texas 79101.

(14) The business address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

  Change in Control

     Pursuant to the Voting Agreement entered into by the members of the Board of Directors of the Company in connection with the Merger, which is described under Part 1, Item 1. Business-Recent Developments, the members of the Board have agreed, in their capacities as Shareholders (individually and on behalf of their affiliates), to vote their Common Stock in favor of the Merger. The consummation of the Merger will result in the Company becoming a wholly owned subsidiary of DHS and will, therefore, result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective September 11, 1998, the Company entered into an arrangement whereby the Company would agree to repurchase 242,000 shares of Common Stock pledged by Paul Herchman to a banking institution. The stock was pledged to the bank to collaterize payment on a $170,000 loan between Paul Herchman and the bank. The pledged stock would be repurchased by the Company upon request from the bank if the loan is in default.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

          (1) Financial Statements:

                                                               PAGE
                                                               ----
Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................    F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998..........................    F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, 1997 and 1998..............    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998..........................    F-6
Consolidated Notes to Financial Statements..................    F-7

          (2) Financial Statement Schedules:

             Schedule II -- Valuation and Qualifying Accounts.

          (3) Exhibits

             The exhibits filed as a part of this report are listed under "Exhibits" at subsection (c) of this Item 14.

     (b) Reports on Form 8-K:

     No report on Form 8-K was filed on behalf of the Registrant during the last quarter of the Company's 1998 fiscal year.

     (c) Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Asset Purchase Agreement, dated March 18, 1996 between
                            the Company and Maasai Inc.(1)(5)
           2.2           -- Asset Purchase Agreement, dated June 10, 1996 between the
                            Company and Mobile Laser Services, Inc.(1)(5)
           2.3           -- Asset Purchase Agreement, dated as of January 21, 1997
                            among Stone Treatment Center of New England, Inc.,
                            Gregory A. Mercurio, Vincent A. Catallozzi, M.D.,
                            Alexander Calenda, M.D., Gerald Marsocci, M.D., Joseph C.
                            Cambio, M.D. and the Company.(6)(5)
           2.4           -- Agreement and Plan of Merger, dated as of February 18,
                            1999 between Diagnostic Health Services, Inc. and the
                            Company.(3)
           3.1           -- Amended and Restated Articles of Incorporation of the
                            Company.(1)
           3.2           -- Amended and Restated Bylaws of the Company.(1)
           4.1           -- Specimen of Company Common Stock Certificate.(1)
           4.2           -- Warrant to Purchase 15,651 shares of Common Stock of the
                            Company dated July 27, 1995 between the Company and Paul
                            R. Herchman.(1)
           4.3           -- Warrant to Purchase 23,416 shares of Common Stock of the
                            Company dated August 15, 1993 between the Company and
                            Columbia General Corporation.(1)
           4.4           -- Warrant to Purchase 2,810 shares of Common Stock of the
                            Company dated October 17, 1993 between the Company and
                            Robert J. Matthews, M.D.(1)
           4.5           -- Warrant to Purchase 2,342 shares of Common Stock of the
                            Company dated May 31, 1994 between the Company and Shelly
                            Burks.(1)
           4.6           -- Warrant to Purchase 1,873 shares of Common Stock of the
                            Company dated May 31, 1994 between the Company and Thomas
                            A. Montgomery.(1)
           4.7           -- Warrant to Purchase 6,556 shares of Common Stock of the
                            Company dated May 31, 1994 between the Company and Thomas
                            A. Montgomery.(1)
          10.1           -- Agreement between the Company and Coherent Medical
                            Group.(1)
          10.2           -- Master Lease Agreement dated July 20, 1995 between the
                            Company and Cabot Medical Corporation.(1)
          10.3           -- Master services Agreement dated June 3, 1996 between the
                            Company and Cosmetic Technologies International.(1)
          10.4           -- Joint Venture Agreement dated March 25, 1996 between the
                            Company and Coherent-AMT Inc.(1)
          10.5           -- Medical Alliance, Inc. 1994 Amended and Restated
                            Long-Term Incentive Plan.(2)(4)
          10.6           -- Employment Agreement between the Company and Paul
                            Herchman.(1)(4)
          10.7           -- Employment Agreement between the Company and Gary
                            Hill.(7)(4)
          10.8           -- Employment Agreement between the Company and Kevin
                            O'Brien.(1)(4)
          10.9           -- Employment Agreement between the Company and Michael G.
                            Wallace.(1)(4)
          10.10          -- Lease Agreement.(1)
          10.11          -- Strategic Alliance Agreement, dated as of December 19,
                            1996, by and between Laserscope and the Company.(6)
          10.12          -- Exclusive Provider Agreement, dated as of January 21,
                            1997, by and between Thermolase Corporation and the
                            Company.(6)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.13          -- Strategic Alliance Agreement, dated as of January 1,
                            1997, by and between Valleylab, Inc. and the Company.(6)
          10.14          -- Exclusive Provider Agreement, dated as of February 9,
                            1997, by and between Imagyn Medical, Inc. and the
                            Company.(6)
          10.15          -- Paul Herchman Severance Agreement.(3)
          10.16          -- Voting Agreement, dated as of February 18, 1999, by and between Diagnostic Health Services, Inc., MAI Acquisition
                            Corp., and Medical Alliance, Inc.(3)
          12.1           -- Subsidiaries of the Company.(1)
          23.1           -- Consent of PricewaterhouseCoopers LLP.(3)
          27.1           -- Financial Data Schedule.(3)

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

(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                               PAGE
                                                               ----
Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................    F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998..........................    F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, 1997 and 1998..............    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998..........................    F-6
Consolidated Notes to Financial Statements..................    F-7
Schedule II -- Valuation and Qualifying Accounts for the
  years ended December 31, 1996, 1997 and 1998..............   F-16

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the consolidated financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Medical Alliance, Inc. and Subsidiaries:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Medical Alliance, Inc. and Subsidiaries ("the Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 18, 1999

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998

                                        ASSETS
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1998
                                                              -----------   -----------
Current assets:
  Cash and cash equivalents.................................  $14,902,578   $14,377,781
  Accounts receivable, less allowance for doubtful accounts
     of $2,554,705 and $1,001,851, respectively.............    2,715,446     1,711,558
  Prepaid expenses and other current assets.................    1,290,038     1,090,736
  Refundable federal and state income taxes.................    1,253,910       205,297
  Deferred taxes............................................           --       488,918
                                                              -----------   -----------
          Total current assets..............................   20,161,972    17,874,290
Property and equipment, net.................................    5,473,485     5,868,543
Intangible assets, net of amortization of approximately
  $159,346, and $265,934, respectively......................      869,080       778,232
                                                              -----------   -----------
          Total assets......................................  $26,504,537   $24,521,065
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   976,150   $   356,509
  Accrued expenses..........................................    1,197,785       789,238
  Capital lease obligations.................................      248,650       202,593
  Deferred revenue..........................................      163,976        92,139
                                                              -----------   -----------
          Total current liabilities.........................    2,586,561     1,440,479
  Capital lease obligations, net of current maturities......      239,929        37,336
  Deferred taxes............................................           --       488,918
                                                              -----------   -----------
          Total liabilities.................................    2,826,490     1,966,733
                                                              -----------   -----------
Commitments (Note 9)
Stockholders' equity:
  Common stock, $0.002 par value, 30,000,000 shares
     authorized and 6,157,300 and 6,117,079 shares issued
     and outstanding, respectively..........................       12,331        12,753
  Capital in excess of par value............................   26,236,053    26,664,309
  Accumulated deficit.......................................   (2,504,393)   (3,277,976)
  Treasury stock at cost, 25,703 and 277,203 shares,
     respectively...........................................      (65,944)     (844,754)
                                                              -----------   -----------
          Total stockholders' equity........................   23,678,047    22,554,332
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $26,504,537   $24,521,065
                                                              ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1996          1997          1998
                                                        -----------   -----------   -----------
Net revenue...........................................  $17,350,384   $18,821,125   $16,132,206
                                                        -----------   -----------   -----------
Costs and expenses:
  Salaries and benefits...............................    5,136,732     8,352,623     7,327,343
  Selling, general and administrative.................    5,510,614     7,857,136     6,306,234
  Depreciation and amortization.......................    1,595,101     3,152,491     2,337,183
  Provision for uncollectible accounts................    3,408,360     3,870,925     1,690,293
                                                        -----------   -----------   -----------
          Total costs and expenses....................   15,650,807    23,233,175    17,661,053
                                                        -----------   -----------   -----------
Operating income (loss)...............................    1,699,577    (4,412,050)   (1,528,847)
                                                        -----------   -----------   -----------
Other (income) expense:
  Interest income and other, net......................     (172,195)     (778,351)     (814,570)
  Interest expense....................................      269,532       111,578        59,306
                                                        -----------   -----------   -----------
          Total other (income) expense................       97,337      (666,773)     (755,264)
                                                        -----------   -----------   -----------
Income (loss) before income taxes.....................    1,602,240    (3,745,277)     (773,583)
Provision (benefit) for income taxes..................      683,240      (848,267)           --
                                                        -----------   -----------   -----------
Net income (loss).....................................      919,000    (2,897,010)     (773,583)
Less preferred stock dividend.........................      (87,000)           --            --
                                                        -----------   -----------   -----------
Net income (loss) applicable to common stock..........  $   832,000   $(2,897,010)  $  (773,583)
                                                        ===========   ===========   ===========
Net income (loss) per share (basic)...................  $      0.26   $     (0.48)  $     (0.12)
                                                        ===========   ===========   ===========
Net income (loss) per share (diluted).................  $      0.26   $     (0.48)  $     (0.12)
                                                        ===========   ===========   ===========
Weighted average number of common shares outstanding
  (in thousands) (basic)..............................        3,215         6,061         6,214
Weighted average number of common shares outstanding
  (in thousands) (diluted)............................        3,559         6,061         6,214

   The accompanying notes are an integral part of the consolidated financial statements.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                    SERIES A            SERIES B                                              RETAINED
                                 PREFERRED STOCK     PREFERRED STOCK       COMMON STOCK       CAPITAL IN      EARNINGS
                                -----------------   -----------------   -------------------    EXCESS OF    (ACCUMULATED
                                 SHARES    AMOUNT    SHARES    AMOUNT    SHARES     AMOUNT     PAR VALUE     (DEFICIT)
                                --------   ------   --------   ------   ---------   -------   -----------   ------------
Balance at December 31,
  1995........................   435,000   $ 870     362,500   $ 725    2,339,421   $ 4,678   $ 2,959,586   $  (526,383)
  Issuance of common stock....                                              4,293         9        10,991
  Options exercised...........                                             85,605       171        90,370
  Series A preferred stock
    dividend..................                                                                    (87,000)
  Treasury stock purchase.....                                             (8,473)
  Series A and Series B
    preferred stock converted
    into common stock.........  (435,000)   (870)   (362,500)   (725)   1,244,898     2,490          (895)
  Initial Public Offering of
    common stock, net.........                                          2,300,000     4,600    22,773,240
  Net income..................                                                                                  919,000
                                --------   -----    --------   -----    ---------   -------   -----------   -----------
Balance at December 31,
  1996........................         0       0           0       0    5,965,744    11,948    25,746,292       392,617
  Issuance of common stock....                                             22,174        44       252,183
  Options and warrants
    exercised.................                                            169,382       339       237,578
  Net loss....................                                                                               (2,897,010)
                                --------   -----    --------   -----    ---------   -------   -----------   -----------
Balance at December 31,
  1997........................         0       0           0       0    6,157,300    12,331    26,236,053    (2,504,393)
  Options exercised...........                                            211,279       422       428,256
  Treasury stock purchases....                                           (251,500)
  Net loss....................                                                                                 (773,583)
                                --------   -----    --------   -----    ---------   -------   -----------   -----------
Balance at December 31,
  1998........................         0   $   0           0   $   0    6,117,079   $12,753   $26,664,309   $(3,277,976)
                                ========   =====    ========   =====    =========   =======   ===========   ===========


                                                TOTAL
                                TREASURY    STOCKHOLDERS'
                                  STOCK        EQUITY
                                ---------   -------------
Balance at December 31,
  1995........................  $  (8,950)   $ 2,430,526
  Issuance of common stock....                    11,000
  Options exercised...........                    90,541
  Series A preferred stock
    dividend..................                   (87,000)
  Treasury stock purchase.....    (56,994)       (56,994)
  Series A and Series B
    preferred stock converted
    into common stock.........                         0
  Initial Public Offering of
    common stock, net.........                22,777,840
  Net income..................                   919,000
                                ---------    -----------
Balance at December 31,
  1996........................    (65,944)    26,084,913
  Issuance of common stock....                   252,227
  Options and warrants
    exercised.................                   237,917
  Net loss....................                (2,897,010)
                                ---------    -----------
Balance at December 31,
  1997........................    (65,944)    23,678,047
  Options exercised...........                   428,678
  Treasury stock purchases....   (778,810)      (778,810)
  Net loss....................                  (773,583)
                                ---------    -----------
Balance at December 31,
  1998........................  $(844,754)   $22,554,332
                                =========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1996          1997          1998
                                                              -----------   -----------   -----------
Cash flows from operating activities:
  Net income (loss).........................................  $   919,000   $(2,897,010)  $  (773,583)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Loss on joint venture...................................       38,776        56,540            --
    Gain from disposal of equipment.........................           --            --       (18,513)
    Provision for uncollectible accounts....................    3,408,360     3,870,925     1,690,293
    Depreciation and amortization...........................    1,595,101     3,152,491     2,337,183
    Deferred income taxes...................................     (317,521)      (64,642)           --
  Changes in assets and liabilities net of effects from
    acquisitions:
    Accounts receivable.....................................   (5,254,534)   (2,171,511)     (686,405)
    Prepaid expenses and other current assets...............     (231,421)   (2,021,322)    1,247,915
    Accounts payable and accrued expenses...................    2,274,315    (1,518,457)   (1,120,869)
    Deferred revenue........................................       22,325       (17,686)      (71,837)
    Other...................................................        6,102        (2,773)           --
                                                              -----------   -----------   -----------
        Net cash provided by (used in) operating
          activities........................................    2,460,503    (1,613,445)    2,604,184
                                                              -----------   -----------   -----------
Cash flows from investing activities:
  Capital expenditures......................................   (3,236,750)   (3,301,515)   (2,566,243)
  Net proceeds from sale of equipment.......................           --        83,753        51,784
  Payment for acquisitions..................................     (518,840)     (605,978)           --
  Change in restricted cash.................................       (8,146)       31,000            --
  Other.....................................................           --            --       (15,740)
                                                              -----------   -----------   -----------
        Net cash used in investing activities...............   (3,763,736)   (3,792,740)   (2,530,199)
                                                              -----------   -----------   -----------
Cash flows from financing activities:
  Payment of dividends on preferred stock...................      (87,000)           --            --
  Repayment of capital lease obligations....................     (317,989)     (444,542)     (248,650)
  Repayment of long-term debt...............................   (3,901,521)           --            --
  Purchase of treasury shares...............................           --            --      (778,810)
  Proceeds from issuance of common stock....................   22,822,387       237,917       428,678
  Proceeds from issuance of long-term debt..................    2,091,035            --            --
  Other.....................................................     (183,546)        9,601            --
                                                              -----------   -----------   -----------
        Net cash provided by (used in) financing
          activities........................................   20,423,366      (197,024)     (598,782)
                                                              -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........   19,120,133    (5,603,209)     (524,797)
Cash and cash equivalents at beginning of year..............    1,385,654    20,505,787    14,902,578
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $20,505,787   $14,902,578   $14,377,781
                                                              ===========   ===========   ===========
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $   276,090   $   111,578   $    63,906
  Income taxes paid.........................................      216,571     1,256,854            --
Supplemental schedule of noncash investing and financing
  activities:
  Capital lease obligations incurred........................      130,554            --            --
The Company has acquired businesses, as follows:
  Fair value of assets acquired.............................      351,198       831,082            --
  Goodwill recorded.........................................      167,642       812,362            --
  Less:
    Fair value of common stock..............................           --      (255,000)           --
    Cash paid...............................................     (518,840)     (605,978)           --
                                                              -----------   -----------   -----------
  Liabilities assumed.......................................  $        --   $   782,466   $        --
                                                              ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION:

     Medical Alliance, Inc. ("Medical Alliance") provides office based surgical services which allow certain minimally invasive operative and diagnostic procedures to be performed in the physician's office. Medical Alliance was incorporated in Texas in 1989 and is headquartered in Irving, Texas. Medical Alliance provides its services throughout the United States. Medical Alliance entered into two new lines of business in 1993 through wholly-owned subsidiaries. MAI Safety Compliance Services, Inc. provided assistance to physician offices and other alternate site healthcare facilities to comply with O.S.H.A. standards. Physicians Marketing Services, Inc. provided group advertising services to physicians who utilize Medical Alliance's office based medical services.

     The accompanying consolidated financial statements include the accounts of Medical Alliance and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Cash and Cash Equivalents. The Company considers all investments with maturities of 90 days or less at the time of purchase to be cash equivalents. The Company maintains a significant portion of its cash balances with one financial institution. These deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a limit of $100,000 per account. At December 31, 1997 and December 31, 1998, the Company had approximately $14,000,000 and $13,000,000 invested in high quality and high investment grade instruments which mainly consist of commercial paper. As a result of the foregoing, the Company believes that credit and market risk in such instruments is minimal.

     Property and Equipment. Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over existing useful lives ranging from three to five years. Repairs and maintenance are charged directly to expense as incurred. Maintenance contracts are amortized over their respective contracted period. Upon sale or retirement of equipment the cost and related accumulated depreciation are eliminated and the resulting gain or (loss) is included in the consolidated statement of operations as other income (expense).

     Intangibles. Goodwill is the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over three to thirty years. The carrying value of goodwill is continually reviewed for recoverability. If the review indicates that goodwill will not be recoverable, as determined based on undiscounted cash flows, the carrying value of the goodwill is reduced by the estimated shortfall of discounted cash flows.

     Income Taxes. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Revenue Recognition. The Company recognizes revenue in most instances upon completion of the surgical procedures performed with the Company's equipment. Revenue for procedures that require two or more treatments and is collected as a global fee, is recognized in equal amounts over the course of the treatments. Revenue is presented net of negotiated contractual discounts and field discounts.

     Deferred Revenue. The Company organizes certain training seminars for physician utilizers. Revenues are recognized when the seminars are held. Additionally, certain procedures require multiple treatments and revenues received in advance are deferred until subsequent procedures are performed.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

     Stock-Based Compensation. The Company has elected to account for employee stock-based compensation as prescribed in Accounting Principles Board (APB) No. 25 as opposed to the fair value method prescribed by (SFAS) No. 123 "Accounting for Stock-Based Compensation." However, pro forma disclosure as prescribed by SFAS No. 123 for all such equity awards is included in these annual financial statements.

     Earnings Per Share. Basic earnings per share have been computed by dividing net income applicable to common stock by the weighted average of shares of common stock outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and equivalents outstanding.

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

     Recently Issued Accounting Standards. Recently issued Statements of Financial Accounting Standards (SFAS), effective for the Company for 1998 are summarized below. These accounting standards have no current effect on the Company's financial statements as the Company currently has no transactions or operations that are subject to these standards.

     SFAS No. 130 "Reporting Comprehensive Income" -- generally requires that changes in the balances of items that previously were reported directly in a separate component of equity in a statement of financial position be reported in a financial statement that is displayed as prominently as other financial statements.

     SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" -- requires enterprises to provide information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

     SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits -- an amendment to FASB Statements no. 87, 88 and 106" -- revises employers' disclosures about pension and other postretirement benefit plans, however, it does not change the measurement or recognition of those plans.

3. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1997          1998
                                                             -----------   -----------
Medical equipment..........................................  $ 8,231,052   $ 9,155,481
Furniture and fixtures.....................................    1,763,602     2,140,049
Vehicles...................................................      117,778     1,255,940
Leasehold improvements.....................................       52,961        53,361
Equipment under capital leases.............................    1,493,533     1,493,533
                                                             -----------   -----------
                                                              11,658,926    14,098,364
Less accumulated depreciation and amortization.............   (6,185,441)   (8,229,821)
                                                             -----------   -----------
Net property and equipment.................................  $ 5,473,485   $ 5,868,543
                                                             ===========   ===========

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

     Depreciation expense related to property and equipment was $1,522,000, $3,065,000 and $2,231,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Accumulated amortization related to equipment under capital leases was approximately $1,028,000 and $1,195,000 at December 31, 1997 and December 31, 1998, respectively.

     Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over existing useful lives from three to five years. Effective January 1, 1998, the Company extended the estimated useful lives on certain medical equipment and established residual values on such equipment based on historical experience. The change in accounting estimate had the effect of reducing depreciation expense and the net loss by approximately $803,000 for the year ended December 31, 1998.

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

     The Series B Preferred Stock was convertible into common stock at a ratio of 1 to 1 initially. However, upon issuance of common stock or common stock equivalents, the conversion ratio was subject to an anti-dilution adjustment pursuant to the Series B Agreement for all convertible preferred stock. Effective with the

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
stock dividend discussed in Note 6, the conversion ratio for the Series B Preferred Stock was 1.561 to 1 as approved by the Board of Directors. The Series B Preferred Stock was convertible at the election of the holders at any time, or automatically with the closing of an underwritten qualified public offering (as defined in the Series B Agreement). There was no annual dividend requirement in the Series B Agreement. During 1995, the Company was not in compliance with certain covenants of the Series B Agreement including, the timely issuance of its year-end audited consolidated financial statements, the timely issuance of a budgeted operating forecast, and a loan to an employee which exceeded the designated limit. The Company obtained appropriate waivers from all Series B Preferred Stock shareholders effective until January 1, 1997.

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

     A warrant to purchase 2,810 shares of common stock was granted in 1993 as part of the restructured MJ Capital Partners note. The warrant was exercised in March of 1997. Warrants to purchase up to 10,771 shares of common stock at $1.28 per share were granted in 1994 in connection with advances under the MJ Capital Partners note. Warrants to purchase 3,278 shares of common stock at $1.28 per share were canceled in 1995 as part of the early retirement of the MJ Capital Partners note. These remaining warrants were exercised in March of 1997. A warrant to purchase up to 15,610 shares of common stock at $2.56 per share was granted in 1995 to a major stockholder in return for a personal guarantee of the debt with NationsBank. This warrant vested immediately and expires in September of 1999.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

     The Company had previously reserved 49,328 shares of common stock for the conversion of all outstanding common stock warrants. As of December 31, 1998, 33,718 of the warrants have been exercised and 15,610 shares of common stock are reserved for the conversion of all remaining outstanding common stock warrants.

7. SHARE REPURCHASE PROGRAM:

     On May 14, 1998, the Company commenced a share repurchase program of up to one million shares of the Company's Common Stock. The purchases were to be made from time to time over the next 12 months at prices then prevailing on the Nasdaq National Market System or in privately negotiated transactions. From May 14, 1998 thru October 31, 1998, the Company repurchased 251,500 shares of the Company's stock at a total cost of $778,810. The share repurchase program was terminated by the Company's Board of Directors in November 1998.

8. STOCK-BASED COMPENSATION PLANS:

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

     Under the Amended and Restated Long-Term Incentive Plan of 1994, the Company is authorized to issue up to 1,624,290 shares of common stock pursuant to awards granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, shares of restricted stock, stock appreciation rights, performance shares, and/or stock units. Awards may be granted to selected employees, directors, consultants or advisors of the Company or any subsidiary. However, incentive stock options may be granted only to employees, and non-employee directors may be granted awards only in the manner and on the terms and conditions set forth in Section 4.2 of the 1994 Plan.

                             EMPLOYEE STOCK OPTIONS

     The 1994 Plan provides that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. The stock options granted in 1996, 1997, and 1998 have varying contractual terms, ranging from approximately two to five years, and varying vesting dates, which range from the day immediately following the date of grant to three years following the date of grant. In accordance with APB 25, the Company has not recognized compensation cost for stock options granted in 1996, 1997 and 1998.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

     A summary of the Company's stock options as of December 31, 1996, 1997 and 1998 and the changes during the years then ended on those dates is presented below:

                                             1996                     1997                     1998
                                    ----------------------   ----------------------   ----------------------
                                                  WEIGHTED                 WEIGHTED                 WEIGHTED
                                    # SHARES OF   AVERAGE    # SHARES OF   AVERAGE    # SHARES OF   AVERAGE
                                    UNDERLYING    EXERCISE   UNDERLYING    EXERCISE   UNDERLYING    EXERCISE
                                      OPTIONS      PRICES      OPTIONS      PRICES      OPTIONS      PRICES
                                    -----------   --------   -----------   --------   -----------   --------
Outstanding at beginning of the
  year............................    798,983      $1.89       837,478      $2.41       971,086      $3.35
Granted...........................    219,321       3.79       508,760       7.54       282,040       3.71
Exercised.........................     85,605       1.09       135,661       1.44       211,279       2.03
Forfeited.........................     95,221       2.48       239,491       8.62       132,305       5.03
Outstanding at the end of year....    837,478       2.41       971,086       3.35       909,542       3.60
Exercisable at end of year........    344,990       1.44       559,201       2.14       429,125       2.82
Weighted-average fair value of
  options granted during the
  year............................                 $1.00                    $4.78                    $1.90

     The fair value of each stock option granted is estimated on the date of grant using the "minimum value" option-pricing model with the following weighted-average assumptions for grants in 1996, 1997 and 1998, respectively: dividend yield of 0.00% for all years; risk-free interest rates are different for each grant and range from 7.80%, 6.15% and 5.41%; and the expected lives of options are different for each grant and range from 4.71 years, 3.94 years, and
5.0 years.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                          OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                       -------------------------   ---------------------------------------------
                                         NUMBER      WGTD. AVG.                       NUMBER
                                       OUTSTANDING    REMAINING      WGTD. AVG.     EXERCISABLE     WGTD. AVG.
RANGE OF EXERCISE PRICES               AT 12/31/98   CONTR. LIFE   EXERCISE PRICE   AT 12/31/98   EXERCISE PRICE
------------------------               -----------   -----------   --------------   -----------   --------------
$1.28 to $5.00.......................    867,542        3.43           $3.17          414,292         $ 2.53
$5.01 to $13.50......................     42,000        3.81           $8.83           14,833         $10.92
                                         -------        ----           -----          -------         ------
          Total......................    909,542        3.46           $3.60          429,125         $ 2.82
                                         =======        ====           =====          =======         ======

                              PRO FORMA NET INCOME
                                      AND
                          NET INCOME PER COMMON SHARE

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net income per common share for 1996, 1997, and 1998 would approximate the pro forma amounts below.

                             REPORTED   PRO FORMA    REPORTED      PRO FORMA    REPORTED    PRO FORMA
                             12/31/96   12/31/96     12/31/97      12/31/97     12/31/98    12/31/98
                             --------   ---------   -----------   -----------   ---------   ---------
SFAS 123 charge............  $   0.00   $ 49,773    $      0.00   $   204,567   $    0.00   $  42,731
APB25 charge...............      0.00       0.00           0.00          0.00        0.00        0.00
Net income (loss)
  applicable to common
  stock....................   832,000    782,227     (2,897,010)   (3,101,577)   (773,583)   (816,314)
Net income (loss) per
  common share.............  $   0.26   $   0.24    $     (0.48)  $     (0.51)  $   (0.12)  $   (0.13)

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

9. INCOME TAXES:

     The income tax provisions consisted of the following:

                                                       FOR YEARS ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        1996        1997        1998
                                                     ----------   ---------   --------
Current provisions:
  Federal..........................................  $  816,931   $(820,952)  $     --
  State............................................     183,830      37,327         --
                                                     ----------   ---------   --------
          Total current............................   1,000,761    (783,625)        --
                                                     ----------   ---------   --------
Deferred provisions:
  Federal..........................................    (261,859)    (51,477)   (26,570)
  State............................................     (55,662)    (13,165)    26,570
                                                     ----------   ---------   --------
          Total deferred...........................    (317,521)    (64,642)        --
                                                     ----------   ---------   --------
          Total provisions (benefit)...............  $  683,240   $(848,267)  $     --
                                                     ==========   =========   ========

     For the years ended December 31, 1997 and 1998 the Company generated tax operating losses. To the extent allowed, the losses generated in 1997 were carried back to the year ended December 31, 1996. The remaining net operating loss carryforward at December 31, 1997 is $662,728. The net operating loss carryforward at December 31, 1998 approximates $1,785,000 and, if not utilized, will expire in 2013.

     The components of the net deferred tax asset (liability) as of December 31, 1997 and 1998 were as follows:

                                              DECEMBER 31, 1997         DECEMBER 31, 1998
                                           -----------------------   -----------------------
                                            ASSETS     LIABILITIES    ASSETS     LIABILITIES
                                           ---------   -----------   ---------   -----------
Deferred revenue.........................  $  61,163    $     --     $  34,368    $     --
Depreciation.............................    236,198          --            --      28,270
Doubtful accounts........................    128,685          --       373,690          --
Compensation.............................     41,575          --        48,645          --
State and sales tax......................     47,965          --        47,990          --
Section 481(a) adjustment................         --     647,312            --     777,133
Net operating loss carryforward..........    413,104          --       832,508
Other....................................    139,795          --       110,568          --
Valuation allowance......................   (421,173)         --      (642,366)         --
                                           ---------    --------     ---------    --------
          Total..........................  $ 647,312    $647,312     $ 805,403    $805,403
                                           =========    ========     =========    ========

     Deferred income taxes totaling $0 and $488,918 at December 31, 1997 and 1998, are included in current assets, respectively. Noncurrent deferred income tax liabilities totaled $0 and $488,918 at December 31, 1997 and 1998, respectively. Due to uncertainty regarding the realization of the Company's net deferred tax asset, the Company has booked a valuation allowance of $642,366 in the current year. The valuation allowance will be reduced in future years as the Company realizes the deferred tax assets or it is determined the deferred tax asset is more likely than not to be realized.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

     The effective income tax rate varies from the federal statutory rate for the years ended December 31, 1996, 1997 and 1998 as follows:

                                                                  DECEMBER 31,
                                                            -------------------------
                                                            1996     1997       1998
                                                            ----     -----     ------
Federal statutory rate....................................  34.0%     34.0%      34.0%
Disallowance of meals and entertainment...................   1.5      (0.8)     (3.17)
Addition to valuation allowance...........................    --     (11.3)    (28.59)
State taxes (net of federal benefit)......................   5.3      (0.5)     (2.27)
Other.....................................................   1.8       1.2        .41
Officers life insurance...................................    --        --       (.38)
                                                            ----     -----     ------
Effective income tax rate.................................  42.6%     22.6%         0%
                                                            ====     =====     ======

10. LEASE COMMITMENTS:

     The Company leases office space and vans under operating leases and certain medical equipment under both capital and operating leases. The Company currently leases office space under noncancellable operating leases which expire on various dates through July 2002. Future minimum rental payments under these capital and operating leases subsequent to December 31 are as follows:

                                                               CAPITAL    OPERATING
                                                               LEASES      LEASES
                                                              ---------   ---------
Year ending December 31
  1999......................................................    229,400    284,820
  2000......................................................     38,630    181,840
  2001......................................................         --    135,954
  2002......................................................         --     67,244
  2003......................................................         --         --
                                                              ---------   --------
  Total future minimum lease payments.......................  $ 268,030   $669,858
                                                                          ========
  Less amounts representing interest........................    (28,101)
                                                              ---------
  Present value of future minimum lease payments............    239,929
  Less current maturities...................................   (202,593)
                                                              ---------
  Long-term capital lease obligations.......................  $  37,336
                                                              =========

     Rent expense for the years ended December 31, 1996, 1997 and 1998 under operating leases was approximately $1,637,000, $1,960,000, and $1,308,000, respectively.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

11. EARNINGS PER SHARE:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           1996          1997           1998
                                                         ---------    -----------    ----------
BASIC:
Weighted average of common shares outstanding
  (basic)..............................................  3,215,318      6,060,950     6,213,747
Net income (loss)......................................  $ 919,000    $(2,897,010)   $ (773,583)
Less: Series A Preferred dividends.....................     87,000             --            --
Net income (loss) applicable to common stock...........    832,000    $(2,897,010)   $ (773,583)
Net income (loss) per share (basic)....................  $    0.26    $     (0.48)   $    (0.12)
                                                         =========    ===========    ==========
DILUTED:
Weighted average of common shares outstanding
  (basic)..............................................  3,215,318      6,060,950     6,213,747
SAB Topic 4-D computation:
  Incremental common shares outstanding applicable to
     "In the Money" options and warrants based on the
     estimated year end fair market value of the
     stock.............................................    344,138               (a)           (a)
                                                         ---------    -----------    ----------
Weighted average of common shares outstanding
  (diluted)............................................  3,559,456      6,060,950     6,213,747
                                                         =========    ===========    ==========
Net income (loss) applicable to common stock...........  $ 832,000    $(2,897,010)   $ (773,583)
Add: Series A Preferred dividends......................     87,000             --            --
                                                         ---------    -----------    ----------
Net income (loss) assuming dilution....................  $ 919,000    $(2,897,010)   $ (773,583)
Net income (loss) per share (diluted)..................  $    0.26    $     (0.48)   $    (0.12)
                                                         =========    ===========    ==========

---------------

(a) Incremental common shares outstanding applicable to "in the money" options and warrants were not included in the computation of diluted earnings per share for the years ended December 31, 1997 and 1998 as their inclusion would be antidilutive for the respective periods. The shares not included totaled 231,653 for the year ended December 31, 1997 and 32,059 for the year ended December 31, 1998.

12. CONCENTRATION OF SUPPLIERS:

     The Company currently buys its laser equipment, the main component of its services, from four suppliers. Although there are a limited number of manufacturers of this equipment, management believes that other suppliers could provide similar laser equipment on comparable terms.

13. RELATED PARTIES:

     The Company paid Montgomery, Baggett and Drews, L.L.P. ("MBD"), certified public accountants, and affiliates of MJ Capital Partners, L.P. and MJ Capital Corporation, approximately $44,000 in 1996, $58,000 in 1997, and $55,000 in 1998
for professional fees. MJ and its affiliates own 244,626 shares of the Company's common stock.

     Approximately $347,000 in medical supplies and equipment were purchased from a company owned by the relative of a shareholder of the Company during 1997.

     Effective September 11, 1998, the Company entered into an arrangement whereby the Company would agree to repurchase 242,000 shares of common stock pledged by an officer of the Company to a banking institution. The stock was pledged to the bank to collateralize payment on a $170,000 loan between the officer of the Company and the bank. The pledged stock would be repurchased by the Company upon request from the bank if the loan is in default.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

14. EMPLOYEE BENEFITS:

     Effective January 1, 1993, a tax deferred savings plan under Section 401(k) of the Internal Revenue Code was established. The plan covers all full-time employees who are twenty-one years of age with one year of service. Employees may contribute to the plan up to a maximum of 20% of their salary with a maximum contribution of $10,000 in 1998. Employees are immediately vested in their contributions. The Company may contribute an amount as determined by the Board of Directors. Effective January 1, 1996, the Company began matching 15% of employee contributions totaling approximately $25,000 in 1996, $28,000 in 1997, and $35,000 in 1998.

15. ACQUISITIONS:

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

     On January 21, 1997, the Company completed the acquisition of substantially all of the assets of Stone Treatment Center of New England, Inc., a Rhode Island corporation. For cash paid of $238,280 and 22,174 shares of common stock valued at $11.50 per share, the Company recorded assets and assumed liabilities as follows:

Property, equipment, and other assets.......................   $ 583,676
Goodwill....................................................     619,571
Accounts payable............................................    (709,966)
                                                               ---------
                                                               $ 493,281
                                                               =========

     The purchase agreement contained a contingent consideration clause whereby the Company would pay between $250,000 and $1,250,000 if specific EBITDA (earnings before interest, taxes, depreciation, and amortization) levels ranging from $445,835 and $778,000 were attained during calendar year 1997. During the calendar year 1997, the minimum EBITDA level was not achieved; therefore, the contingent earnout related to the purchase agreement was not paid. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Stone Treatment Center of New England, Inc. is included in the consolidated operating results from the date of acquisition. The pro forma effect of the acquisition was not material to the results of operations or financial position of the Company.

     Additionally, the Company completed the acquisitions of Continuum Biomedical, Inc., Southeast Medical Distributors of Louisiana, Inc., and Mobile Laser Services in California during the calendar year of 1997. The total purchase price was $367,699. These asset purchases were accounted for under the purchase method of accounting resulting in the recording of $192,791 in goodwill, $247,408 in property and equipment, and a contingent payable of $72,500 if certain revenue levels were achieved. The revenue levels were not achieved during 1997; therefore, the contingent payable of $72,500 was not paid. The pro forma effect of the acquisitions was not material to the results of operations or financial position of the Company.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

16. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used in estimating fair values:

          Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Expenses

     The carrying value in the balance sheet approximates fair value.

17. SUBSEQUENT EVENT:

     On February 18, 1999, the Company, Diagnostic Health Services, Inc. ("DHS") and a wholly-owned subsidiary of DHS ("Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Sub will merge with and into the Company, resulting in the Company becoming a wholly-owned subsidiary of DHS. Under the terms of the Merger Agreement, holders of the Company's Common Stock will receive 1.57 shares of DHS common stock for each share of the Company's Common Stock held. In connection with the execution of the Merger Agreement, members of the Boards of Directors of the Company and DHS, in their capacities as shareholders, (individually and on behalf of their affiliates), entered into a Voting Agreement pursuant to which they agreed to vote their shares of capital stock in favor of this transaction.

     The Merger, which is expected to be accounted for as a pooling-of-interests, is subject to various conditions precedent, including without limitation, approval by the shareholders of both companies and various state and federal regulatory agencies. Closing of this transaction is expected to occur by the end of the second quarter of 1999.

                                                                     SCHEDULE II

                             MEDICAL ALLIANCE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                       COLUMN B      COLUMN C     COLUMN D       COLUMN E
--------                                     ------------   ----------   ----------     ----------
                                              BALANCE AT    CHARGED TO                  BALANCE AT
                                             BEGINNING OF   COSTS AND                     END OF
                                                PERIOD       EXPENSES    DEDUCTIONS       PERIOD
                                             ------------   ----------   ----------     ----------
Year Ended December 31, 1998
  Allowance for doubtful accounts..........   $2,554,705    $1,690,293   $3,243,147(A)  $1,001,851
Year Ended December 31, 1997
  Allowance for doubtful accounts..........    1,859,621     3,870,925    3,175,841(A)   2,554,705
Year Ended December 31, 1996
  Allowance for doubtful accounts..........    1,113,314     3,408,360    2,662,053(A)   1,859,621

---------------

(A)  Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                            MEDICAL ALLIANCE, INC.

                                            By        /s/ MARK NOVY
                                             -----------------------------------
                                                          Mark Novy
                                                  Vice President of Finance

Date: March 15, 1999

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                  /s/ PAUL HERCHMAN                    Chairman of the Board and        March 15, 1999
-----------------------------------------------------    Chief Executive Officer
                    Paul Herchman

                    /s/ GARY HILL                      President, Chief Operating       March 15, 1999
-----------------------------------------------------    Officer, and Director
                      Gary Hill

               /s/ DAVID KALLENBERGER                  Director                         March 15, 1999
-----------------------------------------------------
                 David Kallenberger

                 /s/ TONY LEVECCHIO                    Director                         March 15, 1999
-----------------------------------------------------
                   Tony LeVecchio

                 /s/ TOM MONTGOMERY                    Director                         March 15, 1999
-----------------------------------------------------
                   Tom Montgomery

                  /s/ LEON PRITZKER                    Director                         March 15, 1999
-----------------------------------------------------
                    Leon Pritzker

                   /s/ JIM SILCOCK                     Director                         March 15, 1999
-----------------------------------------------------
                     Jim Silcock

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Asset Purchase Agreement, dated March 18, 1996 between
                            the Company and Maasai Inc.(1)(5)
           2.2           -- Asset Purchase Agreement, dated June 10, 1996 between the
                            Company and Mobile Laser Services, Inc.(1)(5)
           2.3           -- Asset Purchase Agreement, dated as of January 21, 1997
                            among Stone Treatment Center of New England, Inc.,
                            Gregory A. Mercurio, Vincent A. Catallozzi, M.D.,
                            Alexander Calenda, M.D., Gerald Marsocci, M.D., Joseph C.
                            Cambio, M.D. and the Company.(6)(5)
           2.4           -- Agreement and Plan of Merger, dated as of February 18,
                            1999 between Diagnostic Health Services, Inc. and the
                            Company.(3)
           3.1           -- Amended and Restated Articles of Incorporation of the
                            Company.(1)
           3.2           -- Amended and Restated Bylaws of the Company.(1)
           4.1           -- Specimen of Company Common Stock Certificate.(1)
           4.2           -- Warrant to Purchase 15,651 shares of Common Stock of the
                            Company dated July 27, 1995 between the Company and Paul
                            R. Herchman.(1)
           4.3           -- Warrant to Purchase 23,416 shares of Common Stock of the
                            Company dated August 15, 1993 between the Company and
                            Columbia General Corporation.(1)
           4.4           -- Warrant to Purchase 2,810 shares of Common Stock of the
                            Company dated October 17, 1993 between the Company and
                            Robert J. Matthews, M.D.(1)
           4.5           -- Warrant to Purchase 2,342 shares of Common Stock of the
                            Company dated May 31, 1994 between the Company and Shelly
                            Burks.(1)
           4.6           -- Warrant to Purchase 1,873 shares of Common Stock of the
                            Company dated May 31, 1994 between the Company and Thomas
                            A. Montgomery.(1)
           4.7           -- Warrant to Purchase 6,556 shares of Common Stock of the
                            Company dated May 31, 1994 between the Company and Thomas
                            A. Montgomery.(1)
          10.1           -- Agreement between the Company and Coherent Medical
                            Group.(1)
          10.2           -- Master Lease Agreement dated July 20, 1995 between the
                            Company and Cabot Medical Corporation.(1)
          10.3           -- Master services Agreement dated June 3, 1996 between the
                            Company and Cosmetic Technologies International.(1)
          10.4           -- Joint Venture Agreement dated March 25, 1996 between the
                            Company and Coherent-AMT Inc.(1)
          10.5           -- Medical Alliance, Inc. 1994 Amended and Restated
                            Long-Term Incentive Plan.(2)(4)
          10.6           -- Employment Agreement between the Company and Paul
                            Herchman.(1)(4)
          10.7           -- Employment Agreement between the Company and Gary
                            Hill.(7)(4)
          10.8           -- Employment Agreement between the Company and Kevin
                            O'Brien.(1)(4)
          10.9           -- Employment Agreement between the Company and Michael G.
                            Wallace.(1)(4)
          10.10          -- Lease Agreement.(1)
          10.11          -- Strategic Alliance Agreement, dated as of December 19,
                            1996, by and between Laserscope and the Company.(6)
          10.12          -- Exclusive Provider Agreement, dated as of January 21,
                            1997, by and between Thermolase Corporation and the
                            Company.(6)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.13          -- Strategic Alliance Agreement, dated as of January 1,
                            1997, by and between Valleylab, Inc. and the Company.(6)
          10.14          -- Exclusive Provider Agreement, dated as of February 9,
                            1997, by and between Imagyn Medical, Inc. and the
                            Company.(6)
          10.15          -- Paul Herchman Severance Agreement.(3)
          10.16          -- Voting Agreement, dated as of February 18, 1999, by and between Diagnostic Health Services, Inc., MAI Acquisition
                            Corp., and Medical Alliance, Inc.(3)
          12.1           -- Subsidiaries of the Company.(1)
          23.1           -- Consent of PricewaterhouseCoopers LLP.(3)
          27.1           -- Financial Data Schedule.(3)

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

(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated hereby reference.