Form 10-Q
period 1999-03-31
MEDICAL ALLIANCE INC
filed 1999-05-17
CIK 1018913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 Yes  X     No
                                    -----     -----

As of May 14, 1999, there were 6,134,251 shares outstanding of the registrant's common stock, $0.002 par value.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                    PAGE NO.
ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED):

              Consolidated Balance Sheets
                    December 31, 1998 and March 31, 1999 ...............................................3

              Consolidated Statements of Operations
                  Three months ended March 31, 1998 and 1999............................................4


              Consolidated Statements of Cash Flows
                    Three months ended March 31, 1998 and 1999 .........................................5

              Consolidated Statement of Stockholders' Equity............................................6
                    Three months ended March 31, 1999

              Notes to Consolidated Financial Statements ...............................................7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................................................8

                                            PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.........................................................11

              Signatures...............................................................................13

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1999
                                   (UNAUDITED)

ASSETS

                                                                          1998              1999
                                                                      ------------      ------------
CURRENT ASSETS:
    Cash and cash equivalents ...................................     $ 14,377,781      $ 14,021,130
    Accounts receivable, less allowance for doubtful accounts
     of $1,001,851 and $774,124 respectively ..................          1,711,558         1,681,985
    Prepaid expenses and other current assets ...................        1,090,736         1,519,864
    Refundable federal and state income taxes ...................          205,297           152,774
    Deferred taxes ..............................................          488,918           488,918
                                                                      ------------      ------------
          Total current assets ..................................       17,874,290        17,864,671
                                                                      ------------      ------------
Property and equipment, net .....................................        5,868,543         5,980,042
                                                                      ------------      ------------
Other assets:
    Intangible assets, net of amortization of
    $265,934 and $285,734,  respectively ........................          778,232           758,432
    Acquisition costs ...........................................              -0-           430,670
                                                                      ------------      ------------
          Total other assets ....................................          778,232         1,189,102
                                                                      ------------      ------------
          Total assets ..........................................     $ 24,521,065      $ 25,033,815
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ............................................     $    356,509      $    792,071
    Accrued expenses ............................................          789,238           812,495
    Capital lease obligations ...................................          202,593           208,999
    Deferred revenue ............................................           92,139            90,620
                                                                      ------------      ------------
           Total current liabilities ............................        1,440,479         1,904,185
Capital lease obligations, net of current maturities ............           37,336            43,681
Deferred taxes ..................................................          488,918           488,918
                                                                      ------------      ------------
           Total liabilities ....................................        1,966,733         2,436,784
                                                                      ------------      ------------

Stockholders' equity:
    Common stock, $0.002 Par value, 30,000,000 shares
        authorized; 6,117,079 shares issued and
        outstanding .............................................           12,753            12,753
    Capital in excess of par value ..............................       26,664,309        26,664,309
    Accumulated deficit .........................................       (3,277,976)       (3,235,277)
    Treasury stock at cost,  277,203 shares .....................         (844,754)         (844,754)
                                                                      ------------      ------------
           Total stockholders' equity ...........................       22,554,332        22,597,031
                                                                      ------------      ------------
           Total liabilities and stockholders' equity ...........     $ 24,521,065      $ 25,033,815
                                                                      ============      ============



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)

                                                                1998              1999
                                                            ------------      ------------
Net revenue ...........................................     $  4,154,422      $  4,126,851
                                                            ------------      ------------
Costs and expenses:
  salaries and benefits ...............................        2,087,612         1,969,678
  Selling, general and
     administrative ...................................        1,771,347         1,359,834
  Depreciation and
     amortization .....................................          585,021           613,954
  Provision for uncollectible
     accounts .........................................          536,320           277,902
                                                            ------------      ------------
     Total costs and
       expenses .......................................        4,980,300         4,221,368
                                                            ------------      ------------
     Operating loss ...................................         (825,878)          (94,517)
                                                            ------------      ------------
Other (income) expense:
  interest income and other,
     net ..............................................         (196,011)         (177,499)
  Interest expense ....................................           18,808            11,817
                                                            ------------      ------------
     Total other (income) expense .....................         (177,203)         (165,682)
                                                            ------------      ------------

Income (loss) before income taxes .....................         (648,675)           71,165
Provision for income taxes ............................                0            28,466
                                                            ------------      ------------
Net income (loss) .....................................     $   (648,675)     $     42,699
                                                            ============      ============
Net income (loss) per share (basic) ...................     $       (.10)     $        .01
                                                            ============      ============
Net income (loss) per share (diluted) .................     $       (.10)     $        .01
                                                            ============      ============

Weighted average number of  common shares and
common  share equivalents (in thousands) (basic) ......            6,251             6,117

Weighted average number of  common shares and
common  share equivalents (in thousands) (diluted) ....            6,251             6,150



               See Notes to the Consolidated Financial Statements.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)


                                                                          1998              1999
                                                                      ------------      ------------
Cash flows from operating activities:
  Net income (loss) .............................................     $   (648,675)     $     42,699
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Provision for uncollectible accounts .......................          536,320           277,902
     Depreciation and amortization ..............................          585,021           613,954
     Gain from disposal of equipment ............................               -0-           (1,622)
     Changes in assets and liabilities:
        accounts receivable .....................................         (133,819)         (248,329)
        Prepaid expenses and other current assets ...............          680,044          (376,605)
        Accounts payable and accrued expenses ...................         (313,588)          458,819
        Deferred revenue ........................................           24,570            (1,519)
                                                                      ------------      ------------
       Net cash provided by operating activities ................          729,873           765,299
                                                                      ------------      ------------
Cash flows from investing activities:
     property and equipment purchases ...........................         (485,090)         (646,576)
     Proceeds from disposal of equipment ........................               -0-           12,431
     Acquisition costs ..........................................               -0-         (430,670)
     Other ......................................................           (8,532)              -0-
                                                                      ------------      ------------
       Net cash used in investing activities ....................         (493,622)       (1,064,815)
                                                                      ------------      ------------
Cash flow from financing activities:
     repayment of capital lease obligations .....................          (81,046)          (57,135)
     Proceeds from issuance of common stock .....................          210,003               -0-
                                                                      ------------      ------------
       Net cash provided by (used in) financing activities ......          128,957           (57,135)
                                                                      ------------      ------------
Net increase (decrease) in cash and cash equivalents ............          365,208          (356,651)
Cash and cash equivalents at beginning of period ................       14,902,578        14,377,781
                                                                      ------------      ------------
Cash and cash equivalents at end of period ......................     $ 15,267,786      $ 14,021,130
                                                                      ============      ============

Supplemental schedule of noncash investing and financing
  activities-capital lease obligations incurred .................     $         -0-     $     69,886
                                                                      ============      ============





               See Notes to the Consolidated Financial Statements.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)




                                            COMMON STOCK                                                     TOTAL
                                       ---------------------  CAPITAL IN EXCESS ACCUMULATED   TREASURY    STOCKHOLDERS'
                                        SHARES        AMOUNT    OF PAR VALUE      DEFICIT       STOCK       EQUITY
                                       ---------     --------   ------------    ------------  ---------   -----------
Balance at December 31, 1998.........  6,117,079      $12,753    $26,664,309    $(3,277,976)  $(844,754)  $22,554,332
   Net income .......................                                                42,699                    42,699
                                       ---------     --------    -----------    ------------  ---------   -----------
Balance at March 31, 1999............  6,117,079      $12,753    $26,664,309    $(3,235,277)  $(844,754)  $22,597,031
                                       =========     ========    ===========    ============  =========   ===========





              See Notes to the Consolidated Financial Statements.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (INFORMATION OF AND FOR THE THREE MONTH PERIOD ENDED
                      MARCH 31, 1998 AND 1999 IS UNAUDITED)



1. UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated balance sheet as of March 31, 1999, and the consolidated statements of operations, and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1999, and the consolidated statement of stockholders' equity for the three months ended March 31, 1999, have been prepared by the Company without audit. The December 31, 1998 consolidated balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at March 31, 1999, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes of the Company for the fiscal year ended December 31, 1998 included in the Company's Form 10-K.

2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:



                                                                      DECEMBER 31,        MARCH 31,
                                                                          1998              1999
                                                                      ------------      ------------
Medical equipment ...............................................     $  9,155,481      $  9,628,239
Furniture and fixtures ..........................................        2,140,049         2,187,539
Vehicles ........................................................        1,255,940         1,363,241
Leasehold improvements ..........................................           53,361            53,361
Equipment under capital leases ..................................        1,493,533         1,563,419
                                                                      ------------      ------------
                                                                        14,098,364        14,795,799
Less accumulated depreciation and amortization ..................       (8,229,821)       (8,815,757)
                                                                      ------------      ------------
Net property and equipment ......................................     $  5,868,543      $  5,980,042
                                                                      ============      ============


    Depreciation expense related to property and equipment was approximately $557,000 and $594,000 for the three months ended March 31, 1998 and 1999, respectively. Accumulated amortization related to equipment under capital leases was approximately $1,195,000 and $1,242,000 at December 31, 1998 and March 31, 1999, respectively.

3. EARNINGS PER SHARE

                                                                              THREE MONTHS ENDED
                                                                            MARCH 31,       MARCH 31,
                                                                              1998            1999
                                                                           ----------      ----------
Basic:
Weighted average number of common shares outstanding (basic) .........      6,250,964       6,117,079
                                                                           ==========      ==========
Net income (loss) ....................................................     $ (648,675)     $   42,699
                                                                           ==========      ==========
Net income (loss) per share (basic) ..................................     $     (.10)     $      .01
                                                                           ==========      ==========

Diluted:
Weighted average number of common shares outstanding (basic) .........      6,250,964       6,117,079
Incremental common shares outstanding applicable to
 "In the Money" options and warrants based on the
 estimated year or quarter end fair market value of the stock ........             (a)         32,621
                                                                           ----------      ----------

Weighted average number of common shares outstanding (diluted) .......      6,250,964       6,149,700
                                                                           ==========      ==========
Net income (loss) ....................................................     $ (648,675)     $   42,699
                                                                           ==========      ==========
Net income (loss) per share (diluted) ................................     $     (.10)     $      .01
                                                                           ==========      ==========


    (a) Incremental common shares outstanding applicable to "in the money" options and warrants were not included in the computation of diluted earnings per share for the three months ended March 31, 1998 as their inclusion would be antidilutive for the respective period. The shares not included totaled 153,281 for the three months ended March 31, 1998.

    Options excluded from the diluted earnings per share computation because to do so would have been antidilutive (including contingent options) totaled 833,836 and 871,530 as of March 31, 1998 and 1999, respectively.

4. PROPOSED MERGER

     On February 18, 1999, the Company and Diagnostic Health Services, Inc. ("DHS") and a wholly-owned subsidiary of DHS ("Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Sub will merge with and into the Company, resulting in the Company becoming a wholly-owned subsidiary of DHS. Under the terms of the Merger Agreement, holders of the Company's Common Stock will receive 1.57 shares of DHS common stock for each share of the Company's Common Stock held. In connection with the execution of the Merger Agreement, members of the Boards of Directors of the Company and DHS, in their capacities as shareholders, (individually and on behalf of their affiliates), entered into a Voting Agreement pursuant to which they agreed to vote their shares of capital stock in favor of this transaction.

     The Merger is subject to various conditions precedent, including without limitation, approval by the shareholders of both companies and various state and federal regulatory agencies. The Company is currently negotiating with DHS to restructure this proposed transaction. However, the Company has not entered into any amendment of the original agreement, and there can be no assurance as to whether or when a transaction with DHS will be consummated.

    As of March 31, 1999, all of the costs related to the proposed merger between the Company and DHS have been deferred and recorded as acquisition costs on the balance sheet as a noncurrent asset. These costs include legal, accounting, and investment banking fees. The total amount deferred as of March 31, 1999 is $430,670.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1999 AND 1998

    NET REVENUES. Net revenues decreased slightly from $4,154,000 for the three months ended March 31, 1998, to $4,127,000 for the three months ended March 31, 1999, a decrease of only $27,000. Total net patient service revenue per case decreased from $212 for the three months ended March 31, 1998, to $206 for the three months ended March 31, 1999, a decrease of $6 or 3%. The net revenue per case decrease is mainly due to a shift to lower net revenue per case procedures within the medical surgical product line mix. Total procedure volume increased from 19,451 for the three months ended March 31, 1998, to 20,010 for the three months ended March 31, 1999, an increase of 559 or 3%.

     The other revenue component of seminars decreased from $40,000 for the three months ended March 31, 1998, to $7,000 for the three months ended March 31, 1999, a decrease of $33,000 or 83%.

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense decreased from $2,088,000 for the three months ended March 31, 1998, to $1,970,000 for the three months ended March 31,1999, a decrease of $118,000 or 6%. Average total full-time employees for the Company decreased from 162 for the three months ended March 31, 1998, to 154 for the three months ended March 31, 1999, a decrease of 8 or 5%. Furthermore, there was approximately $60,000 paid in severance packages during the first quarter of 1998 related to a reduction in corporate personnel. Salaries and benefits expense as a percentage of net revenues decreased from 50.3% for the three months ended March 31, 1998, to 47.7% for the three months ended March 31, 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased from $1,771,000 for the three months ended March 31, 1998, to $1,360,000 for the three months ended March 31, 1999, a decrease of $411,000 or 23%. Selling, general and administrative expense as a percentage of net revenues decreased from 42.6% for the three months ended March 31, 1998, to 33.0% for the three months ended March 31, 1999. The following items were attributable to the decrease in selling, general, and administrative expenses:

    Vehicle expense decreased from $405,000 for the three months ended March 31, 1998, to $153,000 for the three months ended March 31, 1999, a decrease of $252,000 or 62%. This decrease is mainly due to the Company's $1.2 million vehicle lease buyout of the entire fleet which occurred during the third quarter of 1998. Furthermore, the number of field employees has declined slightly from 107 for the three months ended March 31, 1998, to 104 for the three months ended March 31, 1999, a decrease of 3 or 3%.

     Leasing expense decreased from $145,000 for the three months ended March 31, 1998, to $96,000 for the three months ended March 31, 1999, a decrease of $49,000 or 34%. This decrease is mainly due to the Company's buyout of various medical equipment operating leases during the third and fourth quarters of 1998. The monthly lease payments were approximately $19,000.

     Insurance expense decreased from $103,000 for the three months ended March 31, 1998, to $58,000 for the three months ended March 31, 1999, a decrease of $45,000 or 44%.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $585,000 for the three months ended March 31, 1998, to $614,000 for the three months ended March 31, 1999, an increase of $29,000 or 5%.

    PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts decreased from $536,000 for the three months ended March 31, 1998, to $278,000 for the three months ended March 31, 1999, a decrease of $258,000 or 48%. As a percentage of net patient service revenue, provision for uncollectible accounts decreased from 13.0% for the three months ended March 31, 1998, to 6.7% for the three months ended March 31, 1999. This significant improvement is primarily attributable to the Company's processes including scheduling, preregistration, and preverification and a payor shift mix from noncontracted third party payors to contracted payors related to the medical surgical product lines.

    OPERATING LOSS. Operating loss decreased from $826,000 for the three months ended March 31, 1998, to $95,000 for the three months ended March 31, 1999, a decrease of $731,000 or 89%. As a percentage of net revenues, operating loss decreased from 19.9% for the three months ended March 31, 1998, to 2.3% for the three months ended March 31, 1999. This decrease was primarily due to the significant decreases in selling, general and administrative expense and provision for uncollectible accounts of $411,000 and $258,000, respectively.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net decreased slightly from $196,000 for the three months ended March 31, 1998, to $177,000 for the three months ended March 31, 1999, a decrease of $19,000 or 10%.

     PROVISION FOR INCOME TAXES. For the three months ended March 31, 1998, the Company did not record a current or deferred tax benefit due to the Company's continuing operating loss trend and the uncertainty of utilization of net operating loss carryforwards in future periods. For the three months ended March 31, 1999, the Company recorded a tax provision for federal and state income taxes with an effective tax rate of 40%.

    NET INCOME (LOSS). As a result of the items discussed above, the Company's net loss of $649,000 for the three months ended March 31, 1998 increased to a net income of $43,000 for the three months ended March 31, 1999, an increase of $692,000 or 107%.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company has an accumulated retained deficit of $3.2 million, primarily due to losses incurred during the twelve months ended December 31, 1997 and the twelve months ended December 31, 1998.

    Net cash provided by the operating activities was $730,000 and $765,000 for the three months ended March 31, 1998 and 1999, respectively. For its investing activities, the Company consumed $494,000 and $1,065,000 for the three months ended March 31, 1998 and 1999, respectively, primarily for the purchase of medical equipment and acquisition costs related to the proposed merger (See Note 4 to the Notes to Consolidated Financial Statements). Capital expenditures were $485,000 and $647,000 for the three months ended March 31, 1998 and 1999, respectively. Net cash provided by (used in) financing activities was $129,000 and $(57,000) for the three months ended March 31, 1998 and 1999, respectively.

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

     Based on the Company's process of evaluating its Y2K compliance status, the Company has currently expended an estimated $12,000 related to addressing Y2K issues. The Company expects the total costs in regard to addressing Y2K issues to be an estimated $50,000. The Company also anticipates the project to be substantially completed by the third quarter of 1999. Furthermore, there can be no assurance that all Y2K issues will be addressed which could result in additional costs for the Company.


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

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER             EXHIBIT DESCRIPTION
-------            -------------------
     2.1           -        Asset Purchase Agreement, dated March 18, 1996 between the Company and Maasai Inc. (1) (5)
     2.2           -        Asset Purchase Agreement, dated June 10, 1996 between the Company and Mobile Laser Services,
                            Inc. (1) (5)
     2.3           -        Asset Purchase Agreement, dated as of January 21, 1997 among Stone Treatment Center of New
                            England, Inc., Gregory A. Mercurio, Vincent A. Catallozzi, M.D., Alexander Calenda, M.D., Gerald
                            Marsocci, M.D., Joseph C. Cambio, M.D. and the Company. (6)(5)
     2.4           -        Agreement and Plan of Merger, dated as of February 18, 1999 between Diagnostic Health Services,
                            Inc. and the Company. (7)
     3.1           -        Amended and Restated Articles of Incorporation of the Company. (1)
     3.2           -        Amended and Restated Bylaws of the Company. (1)
     4.1           -        Specimen of Company Common Stock Certificate. (1)
     4.2           -        Warrant to Purchase 15,651 Shares of Common Stock of the Company dated July 27, 1995 between the Company and Paul R. Herchman. (1)
     4.3           -        Warrant to Purchase 23,416 Shares of Common Stock of the Company dated August 15, 1993 between the Company and Columbia General Corporation. (1)
     4.4           -        Warrant to Purchase 2,810 Shares of Common Stock of the Company dated October 17, 1993 between the Company and Robert J. Matthews, M.D. (1)
     4.5           -        Warrant to Purchase 2,342 Shares of Common Stock of the Company dated May 31, 1994 between the Company and Shelly Burks. (1)
     4.6           -        Warrant to Purchase 1,873 Shares of Common Stock of the Company dated May 31, 1994 between the Company and Thomas A. Montgomery. (1)
     4.7           -        Warrant to Purchase 6,556 Shares of Common Stock of the Company dated May 31, 1994 between the Company and Thomas A. Montgomery. (1)
     10.1          -        Agreement between the Company and Coherent Medical Group. (1)
     10.2          -        Master Lease Agreement dated July 20, 1995 between the Company and Cabot Medical Corporation.
                            (1)
     10.3          -        Master services Agreement dated June 3, 1996 between the Company and Cosmetic Technologies
                            International. (1)
     10.4          -        Joint Venture Agreement dated March 25, 1996 between the Company and Coherent-AMT Inc. (1)
     10.5          -        Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive Plan. (2) (4)
     10.6          -        Employment Agreement between the Company and Paul Herchman. (1) (4)
     10.7          -        Employment Agreement between the Company and Gary Hill. (7) (4)
     10.8          -        Employment Agreement between the Company and Kevin O'Brien. (1) (4)
     10.9          -        Employment Agreement between the Company and Michael G. Wallace. (1) (4)
     10.10         -        Lease Agreement. (1)
     10.11         -        Strategic Alliance Agreement, dated as of December 19, 1996, by and between Laserscope and the
                            Company. (6)
     10.12         -        Exclusive Provider Agreement, dated as of January 21, 1997, by and between Thermolase
                            Corporation and the Company. (6)
     10.13         -        Strategic Alliance Agreement, dated as of January 1, 1997, by and between Valleylab, Inc. and the
                            Company. (6)
     10.14         -        Exclusive Provider Agreement, dated as of February 9, 1997, by and between Imagyn Medical, Inc.
                            and the Company. (6)
     10.15         -        Paul Herchman Severance Agreement.(7)
     10.16         -        Voting Agreement, dated as of February 18, 1999, by and between Diagnostic Health Services, Inc.,
                            MAI Acquisition Corp., and Medical Alliance, Inc.(7)
     12.1          -        Subsidiaries of the Company. (1)
     27.1          -        Financial Data Schedule. (3)

------------

     (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.
     (2) Previously filed as an exhibit to the Company's Registration Statement on form S-8 (No. 333-18545) and incorporated herein by reference.
     (3) Filed herewith.
     (4) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.
     (5) Schedules and similar attachments to this Exhibit have not been filed herewith. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.
     (6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
     (7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Medical Alliance, Inc.
    DATE: May 14, 1999


    Signature                                        Title
    ---------                                        -----
    /s/ PAUL R. HERCHMAN
    -----------------------------
    Paul R. Herchman                                 Chief Executive Officer


    /s/ MARK NOVY
    -----------------------------
    Mark Novy                                       Vice President of Finance

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER             EXHIBIT DESCRIPTION
-------            -------------------
     2.1           -        Asset Purchase Agreement, dated March 18, 1996 between the Company and Maasai Inc. (1) (5)
     2.2           -        Asset Purchase Agreement, dated June 10, 1996 between the Company and Mobile Laser Services,
                            Inc. (1) (5)
     2.3           -        Asset Purchase Agreement, dated as of January 21, 1997 among Stone Treatment Center of New
                            England, Inc., Gregory A. Mercurio, Vincent A. Catallozzi, M.D., Alexander Calenda, M.D., Gerald
                            Marsocci, M.D., Joseph C. Cambio, M.D. and the Company. (6)(5)
     2.4           -        Agreement and Plan of Merger, dated as of February 18, 1999 between Diagnostic Health Services,
                            Inc. and the Company. (7)
     3.1           -        Amended and Restated Articles of Incorporation of the Company. (1)
     3.2           -        Amended and Restated Bylaws of the Company. (1)
     4.1           -        Specimen of Company Common Stock Certificate. (1)
     4.2           -        Warrant to Purchase 15,651 Shares of Common Stock of the Company dated July 27, 1995 between the Company and Paul R. Herchman. (1)
     4.3           -        Warrant to Purchase 23,416 Shares of Common Stock of the Company dated August 15, 1993 between the Company and Columbia General Corporation. (1)
     4.4           -        Warrant to Purchase 2,810 Shares of Common Stock of the Company dated October 17, 1993 between the Company and Robert J. Matthews, M.D. (1)
     4.5           -        Warrant to Purchase 2,342 Shares of Common Stock of the Company dated May 31, 1994 between the Company and Shelly Burks. (1)
     4.6           -        Warrant to Purchase 1,873 Shares of Common Stock of the Company dated May 31, 1994 between the Company and Thomas A. Montgomery. (1)
     4.7           -        Warrant to Purchase 6,556 Shares of Common Stock of the Company dated May 31, 1994 between the Company and Thomas A. Montgomery. (1)
     10.1          -        Agreement between the Company and Coherent Medical Group. (1)
     10.2          -        Master Lease Agreement dated July 20, 1995 between the Company and Cabot Medical Corporation.
                            (1)
     10.3          -        Master services Agreement dated June 3, 1996 between the Company and Cosmetic Technologies
                            International. (1)
     10.4          -        Joint Venture Agreement dated March 25, 1996 between the Company and Coherent-AMT Inc. (1)
     10.5          -        Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive Plan. (2) (4)
     10.6          -        Employment Agreement between the Company and Paul Herchman. (1) (4)
     10.7          -        Employment Agreement between the Company and Gary Hill. (7) (4)
     10.8          -        Employment Agreement between the Company and Kevin O'Brien. (1) (4)
     10.9          -        Employment Agreement between the Company and Michael G. Wallace. (1) (4)
     10.10         -        Lease Agreement. (1)
     10.11         -        Strategic Alliance Agreement, dated as of December 19, 1996, by and between Laserscope and the
                            Company. (6)
     10.12         -        Exclusive Provider Agreement, dated as of January 21, 1997, by and between Thermolase
                            Corporation and the Company. (6)
     10.13         -        Strategic Alliance Agreement, dated as of January 1, 1997, by and between Valleylab, Inc. and the
                            Company. (6)
     10.14         -        Exclusive Provider Agreement, dated as of February 9, 1997, by and between Imagyn Medical, Inc.
                            and the Company. (6)
     10.15         -        Paul Herchman Severance Agreement.(7)
     10.16         -        Voting Agreement, dated as of February 18, 1999, by and between Diagnostic Health Services, Inc.,
                            MAI Acquisition Corp., and Medical Alliance, Inc.(7)
     12.1          -        Subsidiaries of the Company. (1)
     27.1          -        Financial Data Schedule. (3)
     27.2          -        Financial Data Schedule. (3)

------------

     (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.
     (2) Previously filed as an exhibit to the Company's Registration Statement on form S-8 (No. 333-18545) and incorporated herein by reference.
     (3) Filed herewith.
     (4) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.
     (5) Schedules and similar attachments to this Exhibit have not been filed herewith. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.
     (6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
     (7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.