Form 10-Q
period 1999-06-30
MEDICAL ALLIANCE INC
filed 1999-08-16
CIK 1018913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                 Yes  X  No
                                     ---    ---
As of August 9, 1999, there were 6,138,618 shares outstanding of the registrant's common stock, $0.002 par value.



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

              Consolidated Balance Sheets
                    December 31, 1998 and June 30, 1999 (Unaudited)..................................... 3

              Consolidated Statements of Operations
                  Three and Six months ended June 30, 1998 and 1999..................................... 4
                   (Unaudited)

              Consolidated Statements of Cash Flows
                    Six months ended June 30, 1998 and 1999 (Unaudited)................................. 5

              Consolidated Statement of Stockholders' Equity
                    Six months ended June 30, 1999 (Unaudited).......................................... 6

              Notes to Consolidated Financial Statements (Unaudited).................................... 7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS....................................................... 8

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................... 11

                                            PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-k......................................................... 13

              Signatures............................................................................... 14

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 AND JUNE 30, 1999

ASSETS


                                                                  DECEMBER 31,        JUNE 30,
                                                                      1998              1999
                                                                  ------------      ------------
                                                                                     (UNAUDITED)
Current assets:
    Cash and cash equivalents ...............................     $ 14,377,781      $ 13,545,851
    Accounts receivable, less allowance for doubtful accounts
    of $1,001,851 and $685,123, respectively ................        1,711,558         1,765,315
    Prepaid expenses and other current assets ...............        1,090,736         1,437,433
    Refundable federal and state income taxes ...............          205,297           140,687
    Deferred taxes ..........................................          488,918           488,918
                                                                  ------------      ------------

          Total current assets ..............................       17,874,290        17,378,204
                                                                  ------------      ------------
Property and equipment, net .................................        5,868,543         5,834,895
Intangible assets, net of amortization of
$265,934 and $296,255,  respectively ........................          778,232           747,911
                                                                  ------------      ------------
           Total assets .....................................     $ 24,521,065      $ 23,961,010
                                                                  ============      ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ........................................     $    356,509      $    360,524
    Accrued expenses ........................................          789,238           887,271
    Capital lease obligations ...............................          202,593           162,772
    Deferred revenue ........................................           92,139            75,728
                                                                  ------------      ------------
          Total current liabilities .........................        1,440,479         1,486,295
    Capital lease obligations, net of current maturities ....           37,336            28,151
    Deferred taxes ..........................................          488,918           488,918
                                                                  ------------      ------------
           Total liabilities ................................        1,966,733         2,003,364
                                                                  ------------      ------------

Stockholders' equity:
Common stock, $0.002 par value, 30,000,000 shares
     authorized; 6,117,079 and 6,138,618 shares issued and
     outstanding, ...........................................           12,753            12,796
Capital in excess of par value ..............................       26,664,309        26,691,862
Accumulated deficit .........................................       (3,277,976)       (3,902,258)
Treasury stock at cost, 277,203 shares ......................         (844,754)         (844,754)
                                                                  ------------      ------------
           Total stockholders' equity .......................       22,554,332        21,957,646
                                                                  ------------      ------------
           Total liabilities and stockholders' equity .......     $ 24,521,065      $ 23,961,010
                                                                  ============      ============




               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999
               AND FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999



                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30                           JUNE 30
                                                                  (UNAUDITED)                        (UNAUDITED)
                                                            1998              1999              1998              1999
                                                        ------------      ------------      ------------      ------------
Net revenue .......................................     $  4,159,415      $  4,190,839      $  8,313,837      $  8,317,690
                                                        ------------      ------------      ------------      ------------
Costs and expenses:
  Salaries and benefits ...........................        1,838,847         1,912,796         3,926,459         3,882,474
  Selling, general and
     administrative ...............................        1,748,834         2,235,708         3,520,181         3,595,542
  Depreciation and
     amortization .................................          561,650           594,666         1,146,671         1,208,620
  Provision for uncollectible
     accounts .....................................          488,109           310,165         1,024,429           588,067
                                                        ------------      ------------      ------------      ------------
     Total costs and
       expenses ...................................        4,637,440         5,053,335         9,617,740         9,274,703
                                                        ------------      ------------      ------------      ------------
     Operating loss ...............................         (478,025)         (862,496)       (1,303,903)         (957,013)
                                                        ------------      ------------      ------------      ------------
Other (income) expense:
  Interest income and other,
     net ..........................................         (216,325)         (175,669)         (412,337)         (353,168)
  Interest expense ................................           13,171             8,620            31,979            20,437
                                                        ------------      ------------      ------------      ------------
     Total other (income) expense .................         (203,154)         (167,049)         (380,358)         (332,731)
                                                        ------------      ------------      ------------      ------------

Loss before income taxes ..........................         (274,871)         (695,447)         (923,545)         (624,282)
Provision (benefit) for income taxes ..............               --           (28,466)               --                --
                                                        ------------      ------------      ------------      ------------
Net loss ..........................................     $   (274,871)     $   (666,981)     $   (923,545)     $   (624,282)
                                                        ============      ============      ============      ============
Net loss per share (basic) ........................     $       (.04)     $       (.11)     $       (.15)     $       (.10)
                                                        ============      ============      ============      ============
Net loss per share (diluted) ......................     $       (.04)     $       (.11)     $       (.15)     $       (.10)
                                                        ============      ============      ============      ============

Weighted average number of common shares and common
share equivalents (in thousands) (basic) ..........            6,281             6,136             6,266             6,126
                                                        ============      ============      ============      ============
Weighted average number of common shares and common
share equivalents (in thousands) (diluted) ........            6,281             6,136             6,266             6,126
                                                        ============      ============      ============      ============





               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                                  (UNAUDITED)
                                                                                               1998          1999
                                                                                           -----------    -----------
Cash flows from operating activities:
  Net loss...........................................................................      $  (923,545)   $  (624,282)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:

     Gain from disposal of equipment.................................................          (25,390)       (21,438)
     Provision for uncollectible accounts............................................        1,024,429        588,067
     Depreciation and amortization...................................................        1,146,671      1,208,620
     Changes in assets and liabilities net of effects from
      acquisitions:
     Accounts receivable.............................................................         (213,294)      (641,823)
     Prepaid expenses and other current assets.......................................          527,368       (282,088)
     Accounts payable and accrued expenses...........................................         (803,523)       102,048
     Deferred revenue................................................................           36,458        (16,411)
                                                                                           -----------    -----------
     Net cash provided by operating activities.......................................          769,174        312,693
                                                                                           -----------    -----------

Cash flows from investing activities:
  Capital expenditures...............................................................         (739,080)    (1,070,996)
  Proceeds from disposal of equipment................................................           39,000         17,669
  Other..............................................................................          (15,741)             0
                                                                                           -----------    -----------
     Net cash used in investing activities...........................................         (715,821)    (1,053,327)
                                                                                           -----------    -----------

Cash flows from financing activities:
  Repayment of capital lease obligations.............................................         (143,733)      (118,892)
  Purchase of treasury shares........................................................         (331,348)             0
  Proceeds from issuance of common stock.............................................          415,616         27,596
                                                                                           -----------    -----------
     Net cash used in financing activities...........................................          (59,465)       (91,296)
                                                                                           -----------    -----------
Net decrease in cash and cash equivalents............................................           (6,112)      (831,930)
Cash and cash equivalents at beginning of period.....................................       14,902,578     14,377,781
                                                                                           -----------    -----------
Cash and cash equivalents at end of period...........................................      $14,896,466    $13,545,851
                                                                                           ===========    ===========

  Supplemental schedule of noncash investing and financing
  activities:
  Capital lease obligations incurred.................................................      $         0    $    69,886





               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999





                                           COMMON STOCK                                                        TOTAL
                                       -------------------  CAPITAL IN EXCESS    ACCUMULATED   TREASURY    STOCKHOLDERS'
                                        SHARES      AMOUNT     OF PAR VALUE        DEFICIT       STOCK         EQUITY
                                       ---------   -------  -----------------    -----------   ---------   -------------
Balance at December 31, 1998.........  6,117,079   $12,753  $      26,664,309    $(3,277,976)  $(844,754)  $  22,554,332
   Options exercised (unaudited).....     21,539        43             27,553                                     27,596
   Net income (unaudited)............                                               (624,282)                   (624,282)
                                       ---------   -------  -----------------    -----------   ---------   -------------
   Balance at June 30, 1999
   (unaudited).......................  6,138,618   $12,796  $      26,691,862    $(3,902,258)  $(844,754)  $  21,957,646
                                       =========   =======  =================    ===========   =========   =============



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (INFORMATION OF AND FOR THE SIX MONTH PERIOD
                   ENDED JUNE 30, 1998 AND 1999 IS UNAUDITED)



1. UNAUDITED INTERIM FINANCIAL INFORMATION

     The consolidated balance sheet as of June 30, 1999, and the consolidated statements of operations, for the three and six months ended June 30, 1998 and 1999 and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1999, and the consolidated statement of stockholders' equity for the six months ended June 30, 1999, have been prepared by the Company without audit. The December 31, 1998 consolidated balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at June 30, 1999, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                                                                                             (UNAUDITED)
                                                                                         DECEMBER 31,          JUNE 30,
                                                                                             1998                1999
                                                                                         ------------        -----------
Medical equipment................................................................        $ 9,155,481         $ 9,779,193
Furniture and fixtures...........................................................          2,140,049           2,252,245
Vehicles.........................................................................          1,255,940           1,575,263
Leasehold improvements...........................................................             53,361              53,361
Equipment under capital leases...................................................          1,493,533           1,563,419
                                                                                         -----------         -----------
                                                                                          14,098,364          15,223,481
Less accumulated depreciation and amortization...................................         (8,229,821)         (9,388,586)
                                                                                         -----------         -----------
Net property and equipment.......................................................        $ 5,868,543         $ 5,834,895
                                                                                         ===========         ===========

     Depreciation expense related to property and equipment was approximately $534,000 and $584,000 for the three months ended June 30, 1998 and 1999, respectively and $1,091,000 and $1,178,000 for the six months ended June 30, 1998 and 1999, respectively.

     Accumulated amortization related to equipment under capital leases was approximately $1,195,000 and $1,290,000 at December 31, 1998 and June 30, 1999,
respectively.

3. EARNINGS PER SHARE


                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,        JUNE 30,          JUNE 30,         JUNE 30,
                                                                    1998             1999             1998             1999
                                                                 -----------      -----------      -----------      -----------
Basic:
Weighted average number of common shares outstanding
  (basic) ..................................................       6,280,991        6,135,707        6,265,977        6,126,393
Net loss ...................................................     $  (274,871)     $  (666,981)     $  (923,545)     $  (624,282)
Net loss per share (basic) .................................     $      (.04)     $      (.11)     $      (.15)     $      (.10)
                                                                 ===========      ===========      ===========      ===========

Diluted:
Weighted average number of common shares outstanding
  (basic) ..................................................       6,280,991        6,135,707        6,265,977        6,126,393
Incremental common shares outstanding
  applicable to "In the Money" options and warrants
  based on the estimated quarter end fair market
  value of the stock .......................................             (a)              (a)              (a)              (a)


Weighted average number of common shares outstanding
  (diluted) ................................................       6,280,991        6,135,707        6,265,977        6,126,393

Net loss ...................................................     $  (274,871)     $  (666,981)     $  (923,545)     $  (624,282)
Net loss per share (diluted) ...............................     $      (.04)     $      (.11)     $      (.15)     $      (.10)
                                                                 ===========      ===========      ===========      ===========

     (a) Incremental common shares outstanding applicable to "in the money" options and warrants were not included in the computation of diluted earnings per share for the three and six months ended June 30, 1998 and June 30, 1999 as their inclusion would be antidilutive for the respective period. The shares not included totaled 110,926 and 24,043 for the three and six months ended June 30, 1998 and 1999, respectively.

     Options and warrants excluded from the dilutive earnings per share computation because to do so would have been antidilutive (including contingent options and warrants) totaled 903,532 and 771,838 as of June 30, 1998 and 1999, respectively.

4. PROPOSED MERGER

     On August 10, 1999, the Boards of Directors of the Company and Diagnostic Health Services, Inc. ("DHS") jointly announced that they have mutually agreed to terminate the previously announced merger of the two companies. The Boards of Directors of both companies had approved a merger agreement on May 18, 1999.

     In connection with the termination of the merger, the Company has recorded a nonrecurring charge of $850,000 ($0.14 per share) for costs related to the proposed merger for the three and six months ended June 30, 1999. These costs include legal, accounting, investment banking fees and other direct costs associated with the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

THREE MONTHS ENDED JUNE 30, 1998 AND 1999

     NET REVENUES. Net revenues increased from $4,159,000 for the three months ended June 30, 1998, to $4,191,000 for the three months ended June 30, 1999, an increase of $32,000 or 1%. Medical surgical procedures decreased from 7,582 for the three months ended June 30, 1998, to 7,497 for the three months ended June 30, 1999, a decrease of 85 or 1%. Aesthetic elective procedures decreased from 13,546 for the three months ended June 30, 1998, to 12,708 for the three months ended June 30, 1999, a decrease of 838 or 6%.

     The net patient service revenue per case increased from $195 for the three months ended June 30, 1998, to $207 for the three months ended June 30, 1999, an increase of $12 per case or 6%. The net revenue per case for medical surgical increased from $253 to $294, an increase of $41 or 16%, which is mainly due to the Company's focus on maximizing contracted reimbursement rates on existing and new managed care contracts. Contracted revenues as a percentage of insurance billable revenues increased from 69% for the three months ended June 30, 1998, to 75% for the three months ended June 30, 1999.

     SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense increased from $1,839,000 for the three months ended June 30, 1998, to $1,913,000 for the three months ended June 30, 1999, an increase of $74,000 or 4%. The increase is related to the pay rate increases given to employees at January 1, 1999. Furthermore, average total employees for the Company decreased only slightly from 157 for the three months ended June 30, 1998, to 156 for the three months ended June 30, 1999, a decrease of 1. Salaries and benefits expense as a percentage of net revenues increased from 44.2% for the three months ended June 30, 1998, to 45.6% for the three months ended June 30, 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased from $1,749,000 for the three months ended June 30, 1998, to $2,236,000 for the three months ended June 30, 1999, an increase of $487,000 or 28%. This increase is mainly related to the $850,000 nonrecurring charge related to the proposed merger. These costs are related to legal, accounting, investment banking fees and other direct costs associated with the merger. Vehicle expense decreased from $386,000 for the three months ended June 30, 1998, to $190,000 for the three months ended June 30, 1999, a decrease of $196,000 or 51%. This decrease is due to the buyout of vehicle leases in August of 1998. Selling, general and administrative expense as a percentage of net revenues increased from 42.0% for the three months ended June 30, 1998, to 53.3% for the three months ended June 30, 1999. Without the nonrecurring charge of $850,000, selling, general and administrative expense as a percentage of net revenues would have been 33.1% for the three months ended June 30, 1999.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $562,000 for the three months ended June 30, 1998, to $595,000 for the three months ended June 30, 1999, an increase of $33,000 or 6%. This increase was due mainly to the additional equipment and vehicles that were purchased during 1999.

     PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts decreased from $488,000 for the three months ended June 30, 1998, to $310,000 for the three months ended June 30, 1999, a decrease of $178,000 or 36%. Provisions for uncollectable accounts as a percentage of net patient service revenue decreased from 11.8% for the three months ended June 30, 1998 to 7.4% for the three months ended June 30, 1999. This 4.4% improvement is due to a shift from noncontracted to contracted payors and the continued success from the Company's operational processes including scheduling, preregistration, and preverification.

     OPERATING LOSS. Operating loss increased from $478,000 for the three months ended June 30, 1998, to $862,000 for the three months ended June 30, 1999, an increase of $384,000 or 80%. This increase is due to the $850,000 nonrecurring charge related to the proposed merger which was offset by significant decreases in vehicle expense and provisions for uncollectible accounts.

     INTEREST INCOME & OTHER, NET. Interest income and other, net decreased from $216,000 for the three months ended June 30, 1998, to $176,000 for the three months ended June 30, 1999, a decrease of $40,000 or 19%.

     LOSS BEFORE INCOME TAXES. Loss before income taxes increased from $275,000 for the three months ended June 30, 1998, to $695,000 for the three months ended June 30, 1999, an increase of approximately $420,000. This increase is due to the $850,0000 nonrecurring charge related to the proposed merger which was offset by significant decreases in vehicle expense and provisions for uncollectible accounts.

     PROVISION (BENEFIT) FOR INCOME TAXES. For the three months ended June 30, 1998, the Company recorded no income tax provisions. For the three months ended June 30, 1999, the Company recorded a tax benefit of $28,000.

     NET LOSS. As a result of the items discussed above, the Company's loss increased from $275,000 for the three months ended June 30, 1998, to $667,000 for the three months ended June 30,1999, an increase of $392,000. This increase is due to the $850,000 nonrecurring charge related to the proposed merger which was offset by significant decreases in vehicle expense and provisions for uncollectible accounts. Without the $850,000 nonrecurring charge, the Company would have had earnings of $183,000 ($.03 per share) for the three months ended June 30, 1999.

     SIX MONTHS ENDED JUNE 30, 1998 AND 1999

     NET REVENUES. Net revenues increased slightly from $8,314,000 for the six months ended June 30, 1998, to $8,318,000 for the six months ended June 30, 1999, an increase of $4,000. Medical surgical procedures increased from 13,913 for the six months ended June 30,1998 to 14,596 for the six months ended June 30, 1999, an increase of 683 or 5%. Aesthetic elective procedures decreased from 26,666 for the six months ended June 30, 1998, to 25,619 for the six months ended June 30, 1999, a decrease of 1,047 or 4%.

     The net patient service revenue per case increased from $203 for the six months ended June 30, 1998, to $206 for the six months ended June 30, 1999, an increase of $3 per case or 1%. The net revenue per case for medical surgical increased from $277 to $290, an increase of $13 or 5%, which is mainly due to the Company's focus on maximizing contracted reimbursement rates on existing and new managed care contracts. Contracted revenues as a percentage of insurance billable revenues increased from 68% for the six months ended June 30, 1998, to 75% for the six months ended June 30, 1999.

     Revenues related to Company sponsored seminars decreased from $74,000 for the six months ended June 30, 1998 to $22,000 for the six months ended June 30, 1999, a decrease of $52,000 or 70%.

     SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense decreased from $3,926,000 for the six months ended June 30, 1998, to $3,882,000 for the six months ended June 30, 1999, a decrease of $44,000 or 1%. Average total employees for the Company decreased from 158 for the six months ended June 30, 1998, to 155 for the six months ended June 30, 1999, a decrease of 3 or 2%. Salaries and benefits expense as a percentage of net revenues decreased from 47.2% for the six months ended June 30, 1998, to 46.7% for the six months ended June 30, 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased from $3,520,000 for the six months ended June 30, 1998, to $3,596,000 for the six months ended June 30, 1999, an increase of $76,000 or 2%. This increase was related to an $850,000 nonrecurring charge related to the proposed merger. These costs include legal, accounting, investment banking fees and other direct costs associated with the merger. The nonrecurring charge was offset by the following: Vehicle expense decreased from $792,000 for the six months ended June 30, 1998 to $343,000 for the six months ended June 30, 1999, a decrease of $449,000 or 57%. This decrease is due to the buyout of vehicle leases that occurred in the third quarter of 1998. Leasing expense decreased from $284,000 for the six months ended June 30, 1998, to $125,000 for the six months ended June 30, 1999, a decrease of $159,000 or 56%. The decrease is related to the purchase of certain medical equipment which were held under operating leases for the six months ended June 30, 1998. Selling, general and administrative expense as a percentage of net revenues increased slightly from 42.3% for the six months ended June 30, 1998, to 43.2% for the six months ended June 30, 1999. Without the nonrecurring charge of $850,000, selling, general, and administrative expense as a percentage of net revenues would have been 33.0% for the six months ended June 30, 1999.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $1,147,000 for the six months ended June 30, 1998, to $1,209,000 for the six months ended June 30, 1999, an increase of $62,000 or 5%. This increase was due mainly to the additional equipment and vehicles that were purchased during 1999.

     PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts decreased from $1,024,000 for the six months ended June 30, 1998, to $588,000 for the six months ended June 30, 1999, a decrease of $436,000 or 43%. Provisions for uncollectible accounts as a percentage of net patient services revenue decreased from 12.4% for the six months ended June 30, 1998, to 7.1% for the six months ended June 30, 1999. This 5.3% improvement is due in part to a shift from noncontracted to contracted payors and the continued success from the Company's operational processes including scheduling, preregistration, and preverification.

     OPERATING LOSS. Operating loss decreased from $1,304,000 for the six months ended June 30, 1998, to $957,000 for the six months ended June 30, 1999, a decrease of $347,000 or 27%.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net decreased from $412,000 for the six months ended June 30, 1998, to $353,000 for the six months ended June 30, 1999, a decrease of $59,000 or 4%.

     LOSS BEFORE INCOME TAXES. Loss before income taxes decreased from $924,000 for the six months ended June 30, 1998, to $624,000 for the six months ended June 30, 1999, a decrease of $300,000 or 32%.

     PROVISION (BENEFIT) FOR INCOME TAXES. For the six months ended June 30, 1998 and 1999, the Company did not record a current or deferred tax benefit due to the Company's previous operating loss trend and the uncertainty of utilization of net operating loss carryforwards in future periods.

     NET LOSS. As a result of the items discussed above, the Company's net loss decreased from $924,000 for the six months ended June 30, 1998, to $624,000 for the six months ended June 30, 1999, a decrease of $300,000 or 32%. Without the $850,000 nonrecurring charge, the Company would have had earnings of $226,000 ($.04 per share) for the six months ended June 30, 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company has an accumulated retained deficit of $3.9 million, due to losses incurred during the twelve months ended December 31, 1997 and 1998 and the six months ended June 30, 1999.

     Net cash provided by the operating activities was $769,000 and $313,000 for the six months ended June 30, 1998 and 1999, respectively. For its investing activities, the Company consumed $716,000 and $1,053,000 for the six months ended June 30, 1998 and 1999, respectively, primarily for the purchase of medical equipment and vehicles . Capital expenditures were $739,000 and $1,071,000 for the six months ended June 30, 1998 and 1999, respectively. Net cash consumed by financing activities was $59,000 and $91,000 for the six months ended June 30, 1998 and 1999, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION


   2.1 Asset Purchase Agreement, dated March 18, 1996 between the Company and Maasai Inc. (1) (2)

   2.2 Asset Purchase Agreement, dated June 10, 1996 between the Company and Mobile Laser Services, Inc. (1) (2)

   2.3 Asset Purchase Agreement, dated as of January 21, 1997 among Stone Treatment Center of New England, Inc., Gregory A. Mercurio, Vincent
            A. Catallozzi, M.D., Alexander Calenda, M.D., Gerald Marsocci, M.D., Joseph C. Cambio, M.D. and the Company. (3)(2)

   2.4 Amended and Restated Agreement and Plan of Merger, dated as of May 18, 1999 between Diagnostic Health Services, Inc. and the Company.
            (4)

   2.5 Agreement to Terminate the Amended and Restated Agreement and Plan of Merger, dated as of August 9, 1999 between Diagnostic Health Services, Inc. and the Company.(4)

   3.1      Amended and Restated Articles of Incorporation of the Company. (1)

   3.2      Amended and Restated Bylaws of the Company. (1)

   4.1      Specimen of Company Common Stock Certificate. (1)

   4.2 Warrant to Purchase 15,651 Shares of Common Stock of the Company dated July 27, 1995 between the Company and Paul R. Herchman. (1)

   4.3 Warrant to Purchase 23,416 Shares of Common Stock of the Company dated August 15, 1993 between the Company and Columbia General Corporation. (1)

   4.4 Warrant to Purchase 2,810 Shares of Common Stock of the Company dated October 17, 1993 between the Company and Robert J. Matthews, M.D. (1)

   4.5 Warrant to Purchase 2,342 Shares of Common Stock of the Company dated May 31, 1994 between the Company and Shelly Burks. (1)

   4.6 Warrant to Purchase 1,873 Shares of Common Stock of the Company dated May 31, 1994 between the Company and Thomas A. Montgomery. (1)

   4.7 Warrant to Purchase 6,556 Shares of Common Stock of the Company dated May 31, 1994 between the Company and Thomas A. Montgomery. (1)

   12.1     Subsidiaries of the Company. (1)

   27.1     Financial Data Schedule. (4)
------------

    (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.

    (2) Schedules and similar attachments to this Exhibit have not been filed herewith. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.

    (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

    (4)     Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medical Alliance, Inc.
DATE: August 16, 1999


    Signature                                    Title
    ---------                                    -----



    /s/ Paul Herchman                            Chief Executive Officer
    ----------------------------------
    Paul R. Herchman




    /s/ Mark Novy                                Vice President of  Finance
    ----------------------------------           Principal Financial Officer
    Mark A. Novy

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------

   2.1 Asset Purchase Agreement, dated March 18, 1996 between the Company and Maasai Inc. (1) (2)

   2.2 Asset Purchase Agreement, dated June 10, 1996 between the Company and Mobile Laser Services, Inc. (1) (2)

   2.3      Asset Purchase Agreement, dated as of January 21, 1997 among Stone
            Treatment Center of New England, Inc., Gregory A. Mercurio, Vincent
            A. Catallozzi, M.D., Alexander Calenda, M.D., Gerald Marsocci, M.D.,
            Joseph C. Cambio, M.D. and the Company. (3)(2)

   2.4      Amended and Restated Agreement and Plan of Merger, dated as of May
            18, 1999 between Diagnostic Health Services, Inc. and the Company.
            (4)

   2.5 Agreement to Terminate the Amended and Restated Agreement and Plan of Merger, dated as of August 9, 1999 between Diagnostic Health
            Services, Inc. and the Company.(4)

   3.1      Amended and Restated Articles of Incorporation of the Company. (1)

   3.2      Amended and Restated Bylaws of the Company. (1)

   4.1      Specimen of Company Common Stock Certificate. (1)

   4.2 Warrant to Purchase 15,651 Shares of Common Stock of the Company dated July 27, 1995 between the Company and Paul R. Herchman. (1)

   4.3 Warrant to Purchase 23,416 Shares of Common Stock of the Company dated August 15, 1993 between the Company and Columbia General
            Corporation. (1)

   4.4 Warrant to Purchase 2,810 Shares of Common Stock of the Company dated October 17, 1993 between the Company and Robert J. Matthews,
            M.D. (1)

   4.5 Warrant to Purchase 2,342 Shares of Common Stock of the Company dated May 31, 1994 between the Company and Shelly Burks. (1)

   4.6 Warrant to Purchase 1,873 Shares of Common Stock of the Company dated May 31, 1994 between the Company and Thomas A. Montgomery. (1)

   4.7 Warrant to Purchase 6,556 Shares of Common Stock of the Company dated May 31, 1994 between the Company and Thomas A. Montgomery. (1)

   12.1     Subsidiaries of the Company. (1)

   27.1     Financial Data Schedule. (4)

------------

    (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.

    (2) Schedules and similar attachments to this Exhibit have not been filed herewith. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.

    (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

    (4)     Filed herewith.