Form 10-Q
period 1999-09-30
MEDICAL ALLIANCE INC
filed 1999-11-15
CIK 1018913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM       TO
                                                       -----    -----

                         COMMISSION FILE NUMBER 0-21343

                             MEDICAL ALLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                       TEXAS                                 73-1347577
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

As of November 9, 1999 there were 6,146,152 shares outstanding of the registrant's common stock, $0.002 par value.

===============================================================================

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
                       PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:
           Consolidated Balance Sheets
                 December 31, 1998 and September 30, 1999 (Unaudited).........3

           Consolidated Statements of Operations (Unaudited)
               Three and Nine months ended September 30, 1998 and 1999........4

           Consolidated Statements of Cash Flows (Unaudited)
                 Nine months ended September 30, 1998 and 1999................5

           Consolidated Statement of Stockholders' Equity (Unaudited).........6
                 Nine months ended September 30, 1999

           Notes to Consolidated Financial Statements (Unaudited).............7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........10

                        PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................12

           Signatures........................................................13

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              DECEMBER 31, 1998 AND SEPTEMBER 30, 1999 (UNAUDITED)

ASSETS

                                                                              DECEMBER 31,           SEPTEMBER 30,
                                                                                  1998                   1999
                                                                             --------------         --------------
                                                                                                      (UNAUDITED)
Current assets:
         Cash and cash equivalents ..................................        $   14,377,781         $   13,411,095

         Accounts receivable, less allowance for doubtful accounts
         of $1,001,851 and $611,352, respectively ...................             1,711,558              1,730,610

         Prepaid expenses and other current assets ..................             1,090,736              1,431,181

         Refundable federal and state income taxes ..................               205,297                133,545

         Deferred taxes .............................................               488,918                488,918
                                                                             --------------         --------------
                  Total current assets ..............................            17,874,290             17,195,349
                                                                             --------------         --------------
Property and equipment, net .........................................             5,868,543              6,170,814

Intangible assets, net of amortization of
$265,934 and $305,639,  respectively ................................               778,232                738,527
                                                                             --------------         --------------
                  Total assets ......................................        $   24,521,065         $   24,104,690
                                                                             ==============         ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable ...........................................        $      356,509         $      593,912
         Accrued expenses ...........................................               789,238                826,665
         Capital lease obligations ..................................               202,593                103,447
         Deferred revenue ...........................................                92,139                  2,258
                                                                             --------------         --------------
                  Total current liabilities .........................             1,440,479              1,526,282
         Capital lease obligations, net of current maturities .......                37,336                 28,769
         Deferred taxes .............................................               488,918                488,918
                                                                             --------------         --------------
                  Total liabilities .................................             1,966,733              2,043,969
                                                                             --------------         --------------
Stockholders' equity:
Common stock, $0.002 par value, 30,000,000 shares
         authorized; 6,117,079 and 6,145,371 shares issued and
         outstanding, ...............................................                12,753                 12,810
Capital in excess of par value ......................................            26,664,309             26,700,498
Accumulated deficit .................................................            (3,277,976)            (3,807,833)
Treasury stock at cost,  277,203 shares .............................              (844,754)              (844,754)
                                                                             --------------         --------------
                  Total stockholders' equity ........................            22,554,332             22,060,721
                                                                             --------------         --------------
                  Total liabilities and stockholders' equity ........        $   24,521,065         $   24,104,690
                                                                             ==============         ==============


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
           AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     SEPTEMBER 30                   SEPTEMBER 30

                                                                1998            1999            1998            1999
                                                             ----------     -----------     -----------     ------------
Net revenue .............................................   $  3,854,658    $  4,038,775    $ 12,168,495    $ 12,356,465
Costs and expenses:
  Salaries and benefits .................................      1,682,231       1,854,651       5,608,690       5,737,125

  Selling, general and
     administrative .....................................      1,414,947       1,386,735       4,935,128       4,982,276

  Depreciation and
     amortization .......................................        591,290         592,314       1,737,961       1,800,934

  Provision for uncollectible
     accounts ...........................................        362,270         270,920       1,386,699         858,987
                                                            ------------    ------------    ------------    ------------
     Total costs and
       expenses .........................................      4,050,738       4,104,620      13,668,478      13,379,322
                                                            ------------    ------------    ------------    ------------
     Operating loss .....................................       (196,080)        (65,845)     (1,499,983)     (1,022,857)
Other (income) expense:

  Interest income and other,
     net ................................................       (212,122)       (171,861)       (624,459)       (525,029)
  Interest expense ......................................         14,613          11,592          46,592          32,029
                                                            ------------    ------------    ------------    ------------
     Total other income .................................       (197,509)       (160,269)       (577,867)       (493,000)
                                                            ------------    ------------    ------------    ------------
Income (loss) before income taxes .......................          1,429          94,424        (922,116)       (529,857)
Provision (benefit) for income taxes ....................              0               0               0               0
                                                            ------------    ------------    ------------    ------------
Net income (loss) .......................................   $      1,429    $     94,424    $   (922,116)   $   (529,857)
                                                            ============    ============    ============    ============

Net income (loss) per share (basic) .....................   $        .00    $        .02    $       (.15)   $       (.09)
                                                            ============    ============    ============    ============

Net income (loss) per share (diluted) ...................   $        .00    $        .02    $       (.15)   $       (.09)
                                                            ============    ============    ============    ============

Weighted average number of common shares and
common share equivalents (in  thousands) (basic) ........          6,204           6,141           6,245           6,131
                                                            ============    ============    ============    ============

Weighted average number of common shares and
common share equivalents (in  thousands) (diluted) ......          6,243           6,141           6,245           6,131
                                                            ============    ============    ============    ============

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,

                                                                          1998            1999
                                                                      ------------    ------------
Cash flows from operating activities:
  Net loss ........................................................   $   (922,116)   $   (529,857)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Gain from disposal of equipment ..............................        (18,513)        (28,268)
     Depreciation and amortization ................................      1,386,699         858,987
                                                                         1,737,961       1,800,934
  Changes in assets and liabilities net of effects from
     acquisitions:
     Accounts receivable ..........................................       (436,239)       (878,038)
     Prepaid expenses and other current assets ....................      1,060,277        (268,694)
     Accounts payable and accrued expenses ........................     (1,197,490)        274,830
     Deferred revenue .............................................          4,027         (89,881)
                                                                      ------------    ------------
        Net cash provided by operating activities .................      1,614,606       1,140,013
                                                                      ------------    ------------
Cash flows from investing activities:
         Capital expenditures .....................................     (2,252,173)     (1,989,515)
         Proceeds from disposal of equipment ......................         51,784          24,169
         Other ....................................................        (15,740)              0
                                                                      ------------    ------------
             Net cash used in investing activities ................     (2,216,129)     (1,965,346)
                                                                      ------------    ------------

Cash flows from financing activities:
         Repayment of capital lease obligations ...................       (198,094)       (177,599)
         Purchase of treasury shares ..............................       (731,439)              0
         Proceeds from issuance of common stock ...................        427,679          36,246
                                                                      ------------    ------------
             Net cash used in financing activities ................       (501,854)       (141,353)
                                                                      ------------    ------------
             Net decrease in cash and cash equivalents ............     (1,103,377)       (966,686)
         Cash and cash equivalents at beginning of period .........     14,902,578      14,377,781
                                                                      ------------    ------------
         Cash and cash equivalents at end of period ...............   $ 13,799,201      13,411,095
                                                                      ============    ============

           Supplemental schedule of noncash investing and financing
           activities:
           Capital lease obligations incurred .....................   $        -0-    $     69,886

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                                                      TOTAL
                                             COMMON STOCK       CAPITAL IN EXCESS  ACCUMULATED      TREASURY      STOCKHOLDERS'
                                        SHARES         AMOUNT     OF PAR VALU E      DEFICIT          STOCK           EQUITY
                                    ------------   ------------ -----------------  -----------    ------------    -------------
Balance at December 31, 1998 ....      6,117,079   $     12,753   $ 26,664,309      $(3,277,976)   $   (844,754)   $ 22,554,332
Options exercised (unaudited) ...         28,292             57         36,189               --              --          36,246
Net loss (unaudited) ............             --             --             --         (529,857)             --        (529,857)
                                    ------------   ------------   ------------     ------------    ------------    ------------
Balance at September 30, 1999
(unaudited) ....................       6,145,371   $     12,810   $ 26,700,498     $ (3,807,833)   $   (844,754)   $ 22,060,721
                                    ============   ============   ============     ============    ============    ============

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated balance sheet as of September 30, 1999, and the consolidated statements of operations for the three and nine months ended September 30, 1998 and 1999 and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1999, and the consolidated statement of stockholders' equity for the nine months ended September 30, 1999, have been prepared by the Company without audit. The December 31, 1998 consolidated balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at September 30, 1999, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

2.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                        (UNAUDITED)
                                                        DECEMBER 31,    SEPTEMBER 30,
                                                           1998            1999
                                                       ------------    -------------
Medical equipment .................................    $  9,155,481    $ 10,352,727
Furniture and fixtures ............................       2,140,049       2,267,739
Vehicles ..........................................       1,255,940       1,914,964
Leasehold improvements ............................          53,361          53,361
Equipment under capital leases ....................       1,493,533       1,563,419
                                                       ------------    ------------
                                                         14,098,364      16,152,210
Less accumulated depreciation and amortization ....      (8,229,821)     (9,981,396)
                                                       ------------    ------------
Net property and equipment ........................    $  5,868,543    $  6,170,814
                                                       ============    ============

     Depreciation expense related to property and equipment was approximately $564,000 and $583,000 for the three months ended September 30, 1998 and 1999, respectively and $1,655,000 and $1,761,000 for the nine months ended September 30, 1998 and 1999, respectively.

     Accumulated amortization related to equipment under capital leases was approximately $1,195,000 and $1,339,000 at December 31, 1998 and September 30, 1999, respectively.

3.  EARNINGS PER SHARE

                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,
                                                                    1998           1999         1998            1999
                                                                -------------  ------------  -------------  ------------
Basic:
Weighted average number of common shares outstanding (basic) ...   6,204,460      6,140,739     6,245,472      6,131,175
Net income (loss) .............................................. $     1,429    $    94,424   $  (922,116)   $  (529,857)
  Net income (loss) per share (basic) .......................... $       .00    $       .02   $      (.15)   $      (.09)
                                                                 ===========    ===========   ===========    ===========

Diluted:
Weighted average number of common shares outstanding (basic) ...   6,204,460      6,140,739     6,245,472      6,131,175
Incremental common shares outstanding applicable to
"In the Money" options and warrants based on the estimated
 quarter end fair market value of the stock ....................      38,409              0           (a)              0

Weighted average number of common shares outstanding (diluted) ...   6,242,869     6,140,739     6,245,472      6,131,175

Net income (loss) ................................................ $     1,429   $    94,424   $  (922,116)   $  (529,857)
Net income (loss) per share (diluted) ............................ $       .00   $       .02   $      (.15)   $      (.09)
                                                                   ===========   ===========   ===========    ===========

(a) Incremental common shares outstanding applicable to "in the money" options and warrants were not included in the computation of diluted earnings per share for the nine months ended September 30, 1998 as their inclusion would be antidilutive for the respective period. The shares not included totaled 38,409 for the nine months ended September 30, 1998.

Options and warrants excluded from the dilutive earnings per share computation because to do so would have been antidilutive (including contingent options and warrants) totaled 925,826 and 600,300 as of September 30, 1998 and 1999, respectively.

4. SUBSEQUENT EVENT

     On November 10, 1999, the Company commenced a share repurchase program of up to one million shares or 16% of the Company's currently outstanding common stock. The purchases are to be made from time to time over the next twelve months at prices then prevailing on the Nasdaq National Market System or in privately negotiated transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

    NET REVENUES. Net revenues increased from $3,855,000 for the three months ended September 30, 1998, to $4,039,000 for the three months ended September 30, 1999, an increase of $184,000 or 4.8%. Medical surgical procedures increased from 6,965 for the three months ended September 30, 1998, to 7,762 for the three months ended September 30, 1999, an increase of 797 or 11.4%. Aesthetic elective procedures increased slightly from 10,971 for the three months ended September 30, 1998, to 11,030 for the three months ended September 30, 1999, an increase of 59 or 0.5%.

    The net patient service revenue per case increased slightly from $214 for the three months ended September 30, 1998, to $215 for the three months ended September 30, 1999. The net revenue per case for medical surgical increased from $278 to $294, an increase of $16 or 5.8%, which is mainly due to the Company's focus on maximizing contracted reimbursement rates on existing and new managed care contracts.

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense increased from $1,682,000 for the three months ended September 30, 1998, to $1,855,000 for the three months ended September 30, 1999, an increase of $173,000 or 10.3%. The increase is related to pay rate increases given to employees on January 1, 1999 and additional bonuses and commissions earned by field employees. Total employees for the Company increased from 150 at September 30, 1998, to 153 at September 30, 1999, an increase of 3 or 2.0%. Salaries and benefits expense as a percentage of net revenues increased from 43.6% for the three months ended September 30, 1998, to 45.9% for the three months ended September 30, 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased from $1,415,000 for the three months ended September 30, 1998, to $1,387,000 for the three months ended September 30, 1999, a decrease of $28,000 or 2.0%. Selling, general and administrative expense as a percentage of net revenues decreased from 36.7% for the three months ended September 30, 1998, to 34.3% for the three months ended September 30, 1999. The Company has continued its effort in controlling expenses related to selling, general and administrative.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased slightly from $591,000 for the three months ended September 30, 1998, to $592,000 for the three months ended September 30, 1999. For the nine months ended September 30, 1999, the Company has incurred capital expenditures of $2.0 million, but this has been offset by various equipment and vehicles being fully depreciated during 1999.

    PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts decreased from $362,000 for the three months ended September 30, 1998, to $271,000 for the three months ended September 30, 1999, a decrease of $91,000 or 25.1%. Provisions for uncollectible accounts as a percentage of net patient service revenues, decreased from 9.4% for the three months ended September 30, 1998, to 6.7% for the three months ended September 30, 1999. This 2.7% improvement is due to a shift in part from noncontracted to contracted payors and the continued success from the Company's operational processes including scheduling, preregistration, preverification and collections.

    OPERATING LOSS. Operating loss decreased from $196,000 for the three months ended September 30, 1998, to $66,000 for the three months ended September 30, 1999, a decrease of $130,000 or 66.3%.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net decreased from $212,000 for the three months ended September 30,

1998, to $172,000 for the three months ended September 30, 1999, a decrease of $40,000 or 18.9%. This decrease is mainly due to the Company earning less interest income due to a reduced commercial paper balance compared to the prior period.

    INCOME (LOSS) BEFORE INCOME TAXES. Income before income taxes was $94,000 for the three months ended September 30, 1999 compared to income of $1,000 for the three months ended September 30, 1998, a change of approximately $93,000.

    PROVISION (BENEFIT) FOR INCOME TAXES. For the three months ended September 30, 1998 and 1999, the Company did not record a current or deferred tax benefit due to the Company's continuing operating loss trend and the uncertainty of utilization of net operating loss carryforwards in future periods.

    NET INCOME (LOSS). As a result of the items discussed above, the Company had net income of $94,000 for the three months ended September 30, 1999, compared to income of $1,000 for the three months ended September 30, 1998, a change of $93,000.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

    NET REVENUES. Net revenues increased from $12,168,000 for the nine months ended September 30, 1998, to $12,356,000 for the nine months ended September 30, 1999, an increase of $188,000 or 1.5%. Medical surgical procedures increased from 20,878 for the nine months ended September 30, 1998, to 22,358 for the nine months ended September 30, 1999, an increase of 1,480 or 7.1%. Aesthetic elective procedures decreased from 37,637 for the nine months ended September 30, 1998, to 36,649 for the nine months ended September 30, 1999, a decrease of 988 or 2.6%.

    The net patient service revenue per case increased from $206 for the nine months ended September 30, 1998, to $209 for the nine months ended September 30, 1999, an increase of $3 per case or 1.5%. The net revenue per case of medical surgical increased from $278 to $291, an increase of $13 or 4.7%, which is mainly due to the Company's focus on maximizing contracted reimbursement rates on existing and new managed care contracts.

    The net revenue increase was offset by a decrease in revenues related to Company sponsored seminars, which decreased from $93,000 for the nine months ended September 30, 1998, to $28,000 for the nine months ended September 30, 1999, a decrease of $65,000 or 69.9%.

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense increased from $5,609,000 for the nine months ended September 30, 1998, to $5,737,000 for the nine months ended September 30, 1999, an increase of $128,000 or 2.3%. Salaries and benefits expense as a percentage of net revenues increased slightly from 46.1% for the nine months ended September 30, 1998, to 46.4% for the nine months ended September 30, 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased slightly from $4,935,000 for the nine months ended September 30, 1998, to $4,982,000 for the nine months ended September 30, 1999, an increase of $47,000 or 1.0%. This increase was related to an $850,000 nonrecurring charge related to the termination of a proposed merger. These costs included legal, accounting, investment banking fees and other direct costs associated with the merger. The nonrecurring charge was offset by the following:
Vehicle expense decreased from $1,020,000 for the nine months ended September 30, 1998 to $513,000, for the nine months ended September 30, 1999, a decrease of $507,000 or 49.7%. This decrease is due to the buyout of vehicle leases that occurred in the third quarter of 1998. Leasing expense decreased from $408,000 for the nine months ended September 30, 1998, to $201,000 for the nine months ended September 30, 1999, a decrease of $207,000 or 50.7%. The decrease is related to the purchase of certain medical equipment which was held under operating leases for the nine months ended September 30, 1998. Selling, general and administrative expense as a percentage of net revenues decreased slightly from 40.6% for the nine months ended September 30, 1998, to 40.3% for the nine months ended September 30, 1999. Without the nonrecurring charge of $850,000, selling, general, and administrative expense as a percentage of net revenues would have been 33.4% for the nine months ended September 30, 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $1,738,000 for the nine months ended September 30, 1998, to $1,801,000 for the nine months ended September 30, 1999, an increase of $63,000 or 3.6%. For the nine months ended September 30, 1999, the Company has incurred capital expenditures of $2.0 million, but this has been offset by various equipment and vehicles being fully depreciated during 1999.

    PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts decreased from $1,387,000 for the nine months ended September 30, 1998, to $859,000 for the nine months ended September 30, 1999, a decrease of $528,000 or 38.1%. Provisions for uncollectible accounts as a percentage of net patient service revenues decreased from 11.5% for the nine months ended September 30, 1998, to 7.0% for the nine months ended September 30, 1999. This 4.5% improvement is due to a shift in part from noncontracted to contracted payors and the continued success from the Company's operational processes including scheduling, preregistration, preverification and collections.

    OPERATING LOSS. Operating loss decreased from $1,500,000 for the nine months ended September 30, 1998, to $1,023,000 for the nine months ended September 30, 1999, a decrease of $477,000 or 31.8%. During the second quarter of 1999, there was a nonrecurring charge of $850,000. Without this nonrecurring charge of $850,000, the operating loss for the nine months ended September 30, 1999 would have been $173,000.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net decreased from $624,000 for the nine months ended September 30, 1998, to $525,000 for the nine months ended September 30, 1999, a decrease of $99,000 or 15.9%. This decrease is mainly due to the Company earning less interest income due to a reduced commercial paper balance compared to the prior period.


    INCOME (LOSS) BEFORE INCOME TAXES. Loss before income taxes decreased from $922,000 for the nine months ended September 30, 1998, to $530,000 for the nine months ended September 30, 1999, a decrease of $392,000. Without the $850,000 in nonrecurring charges, there would have been income of $320,000 for the nine months ended September 30, 1999.

    PROVISION (BENEFIT) FOR INCOME TAXES. For the nine months ended September 30, 1998 and 1999, the Company did not record a current or deferred tax benefit due to the Company's continuing operating loss trend and the uncertainty of utilization of net operating loss carryforwards in future periods.

    NET INCOME (LOSS). As a result of the items discussed above, the Company's net loss decreased from $922,000 for the nine months ended September 30, 1998, to $530,000 for the nine months ended September 30, 1999, a decrease of $392,000. Without the nonrecurring charges of $850,000 there would have been net income of $320,000.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1999 the Company has an accumulated retained deficit of $3.8 million due to losses incurred during the twelve months ended December 31, 1997 and 1998 and the nine months ended September 30, 1999.

    Net cash provided by operating activities was $1,615,000 and $1,140,000 for the nine months ended September 30, 1998 and 1999, respectively. For its investing activities, the Company consumed $2,216,000 and $1,965,000 for the nine months ended September 30, 1998 and 1999, respectively, primarily for the purchase of medical equipment and vehicles. Capital expenditures were $2,252,000 and $1,990,000 for the nine months ended September 30, 1998 and 1999, respectively. Net cash consumed by financing activities was $502,000 and $141,000 for the nine months ended September 30, 1998 and 1999, respectively.

YEAR 2000 COMPLIANCE

    The Company has completed the majority of its evaluation of the Year 2000 ("Y2K") compliance status. The Company has tested most of its information technology, such as software regarding Y2K compliance and has received certification of Y2K compliance from its third party vendors related to the billing and accounting systems. The company plans to conduct further tests on its accounting system during the Fourth Quarter of 1999. Based upon the Company's current evaluation of the Y2K compliance of its information technology, its polling of third party vendors, and its receipt of certification of Y2K compliance from its third party vendors related to the billing and accounting systems, the Company does not anticipate that there will be a material Y2K problem with respect thereto.

    However, certain of the Company's medical equipment contains embedded technology that could have Y2K-related problems. The Company has polled the manufacturers and vendors of such equipment regarding Y2K compliance and, based on such polling, all equipment known to the Company to be non-Y2K compliant has been replaced or upgraded. The Company does not expect to conduct independent tests of its medical equipment to assess Y2K compliance. Based upon the Company's actions in preparation for Y2K, and responses received from its third-party vendors, the Company does not anticipate that there will be a material Y2K problem with respect to its equipment. Furthermore, because its equipment comes from third party vendors, which are being requested to replace or upgrade all non-compliant equipment, the Company does not expect that its Y2K-related expenditures with respect to embedded technology will be significant.

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

    Based on the Company's process of evaluating its Y2K compliance status, the Company has currently expended an estimated $30,000 related to addressing Y2K issues. The Company expects the total costs in regard to addressing Y2K issues to be an estimated $50,000. The Company also anticipates the project to be completed by the fourth quarter of 1999. Furthermore, there can be no assurance that all Y2K issues will be addressed which could result in additional costs for the Company.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
  2.1   Asset Purchase Agreement, dated March 18, 1996 between the Company and Maasai Inc. (1) (2)
  2.2   Asset Purchase Agreement, dated June 10, 1996 between the Company and
        Mobile Laser Services, Inc. (1) (2)
  2.3   Asset Purchase Agreement, dated as of January 21, 1997 among Stone
        Treatment Center of New England, Inc., Gregory A. Mercurio, Vincent
        A. Catallozzi, M.D., Alexander Calenda, M.D., Gerald Marsocci, M.D.,
        Joseph C. Cambio, M.D. and the Company. (3)(2)
  2.4   Amended and Restated Agreement and Plan of Merger, dated as of May 18,
        1999 between Diagnostic Health Services, Inc. and the Company. (4)
  2.5   Agreement to Terminate the Amended and Restated Agreement and Plan of
        Merger, dated as of August 9, 1999 between Diagnostic Health Services,
        Inc. and the Company.(4)
  3.1   Amended and Restated Articles of Incorporation of the Company. (1)
  3.2   Amended and Restated Bylaws of the Company. (1)
  4.1   Specimen of Company Common Stock Certificate. (1)
  4.2   Warrant to Purchase 15,651 Shares of Common Stock of the Company dated
        July 27, 1995 between the Company and Paul R. Herchman. (1)
  4.3   Warrant to Purchase 23,416 Shares of Common Stock of the Company dated
        August 15, 1993 between the Company and Columbia General Corporation.
        (1)
  4.4   Warrant to Purchase 2,810 Shares of Common Stock of the Company dated
        October 17, 1993 between the Company and Robert J. Matthews, M.D. (1)
  4.5   Warrant to Purchase 2,342 Shares of Common Stock of the Company dated
        May 31, 1994 between the Company and Shelly Burks. (1)
  4.6   Warrant to Purchase 1,873 Shares of Common Stock of the Company dated
        May 31, 1994 between the Company and Thomas A. Montgomery. (1)
  4.7   Warrant to Purchase 6,556 Shares of Common Stock of the Company dated
        May 31, 1994 between the Company and Thomas A. Montgomery. (1)
  12.1  Subsidiaries of the Company. (1)
  27.1  Financial Data Schedule. (5)

----------------

    (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.
    (2) Schedules and similar attachments to this Exhibit have not been filed herewith. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.
    (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
    (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
    (5) Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medical Alliance, Inc.
DATE: November 15, 1999

                 Signature                             Title
                 ---------                             -----
                 /s/ Paul R. Herchman
                 -----------------------------
                 Paul R. Herchman                      Chief Executive Officer




                 /s/ Mark A. Novy
                 -----------------------------
                 Mark A. Novy                          Vice President of  Finance

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
  2.1   Asset Purchase Agreement, dated March 18, 1996 between the Company and Maasai Inc. (1) (2)
  2.2   Asset Purchase Agreement, dated June 10, 1996 between the Company and
        Mobile Laser Services, Inc. (1) (2)
  2.3   Asset Purchase Agreement, dated as of January 21, 1997 among Stone
        Treatment Center of New England, Inc., Gregory A. Mercurio, Vincent
        A. Catallozzi, M.D., Alexander Calenda, M.D., Gerald Marsocci, M.D.,
        Joseph C. Cambio, M.D. and the Company. (3)(2)
  2.4   Amended and Restated Agreement and Plan of Merger, dated as of May 18,
        1999 between Diagnostic Health Services, Inc. and the Company. (4)
  2.5   Agreement to Terminate the Amended and Restated Agreement and Plan of
        Merger, dated as of August 9, 1999 between Diagnostic Health Services,
        Inc. and the Company.(4)
  3.1   Amended and Restated Articles of Incorporation of the Company. (1)
  3.2   Amended and Restated Bylaws of the Company. (1)
  4.1   Specimen of Company Common Stock Certificate. (1)
  4.2   Warrant to Purchase 15,651 Shares of Common Stock of the Company dated
        July 27, 1995 between the Company and Paul R. Herchman. (1)
  4.3   Warrant to Purchase 23,416 Shares of Common Stock of the Company dated
        August 15, 1993 between the Company and Columbia General Corporation.
        (1)
  4.4   Warrant to Purchase 2,810 Shares of Common Stock of the Company dated
        October 17, 1993 between the Company and Robert J. Matthews, M.D. (1)
  4.5   Warrant to Purchase 2,342 Shares of Common Stock of the Company dated
        May 31, 1994 between the Company and Shelly Burks. (1)
  4.6   Warrant to Purchase 1,873 Shares of Common Stock of the Company dated
        May 31, 1994 between the Company and Thomas A. Montgomery. (1)
  4.7   Warrant to Purchase 6,556 Shares of Common Stock of the Company dated
        May 31, 1994 between the Company and Thomas A. Montgomery. (1)
  12.1  Subsidiaries of the Company. (1)
  27.1  Financial Data Schedule. (5)

----------------

    (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.
    (2) Schedules and similar attachments to this Exhibit have not been filed herewith. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.
    (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
    (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
    (5) Filed herewith.