Form 10-K
period 1999-12-31
MEDICAL ALLIANCE INC
filed 2000-03-30
CIK 1018913

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                  -----------------------------------------
       Common Stock, $.002 par value                       Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 27, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19,099,741 based upon the closing price of $4.63 per share on the Nasdaq National Market. As of March 27, 2000, 6,114,523 shares of the registrant's Common Stock, $0.002 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MEDICAL ALLIANCE, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters To A Vote of Security Holders.........   13

                                  PART II
Item 5.   Market For Registrant's Common Stock and Related Stockholder   14
          Matters.....................................................
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition    16
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures About Market          20
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................   20
Item 9.   Changes in and Disagreements with Accountants on Accounting    20
          and Financial Disclosure....................................

                                  PART III
Item 10.  Executive Officers and Directors of Company.................   21
Item 11.  Executive Compensation......................................   23
Item 12.  Security Ownership of Certain Beneficial Owners and            25
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   26

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form    27
          8-K.........................................................

                                     PART I

ITEM 1. BUSINESS

     This item should be read in conjunction with the Company's consolidated financial statements included elsewhere in this report.

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

     The Company is a leader in facilitating the migration of established surgical procedures and the latest advanced medical technologies from hospitals and outpatient surgery centers to a lower-cost setting, the physician's office. An increasing number of minimally invasive procedures are being performed with local anesthesia in physicians' offices using technologically advanced medical equipment. The Company currently maintains a network of approximately 3,000 physicians who have utilized the Company's services and has 168 managed care contracts that in the aggregate cover approximately 82 million lives. Currently, physicians in the Company's network perform over 6,000 procedures monthly using the Company's services.

     The Company provides its services along three primary business lines: medical surgical, aesthetic elective services and medical equipment and device sales. The Company's medical surgical services allow physicians to perform approximately 25 different office-based surgical procedures across numerous specialties, including gynecology, podiatry, urology and otolaryngology. The Company's aesthetic elective services are utilized primarily by plastic surgeons and dermatologists for laser procedures such as skin resurfacing, vascular and pigmented lesion treatment, and tattoo removal. The Company through its existing sales force is meeting physicians demand to purchase medical devices and equipment because its low cost does not fit the Company's traditional per case model. The Company is generally reimbursed for providing its medical surgical services by third-party payors, including through its contracts with managed care organizations, and is paid directly by patients for any required copayments and deductibles. For providing its aesthetic elective services, the Company is generally paid directly by patients or physicians. None of the Company's net revenues are derived from Medicare or Medicaid reimbursement.

RECENT DEVELOPMENTS

     On January 24, 2000, the Company announced that it has retained Dallas-based Hoak Breedlove Wesneski & Co. to act as its financial advisor in connection with the possible sale of its medical business. The Company also announced that it intends to consider opportunities to merge with or acquire a business or businesses in high growth industries, with a focus on the Internet and technology sectors.

     On February 7, 2000 the Company announced that it will provide its medical surgical physician customers -- primarily OB/GYNs with access to the Gynecare Versascope Hysteroscopy System, a less invasive new generation fiber optic technology for diagnostic and operative hysteroscopy procedures. The Versascope diagnostic and operative hysteroscopy system enables obstetricians and gynecologists to see abnormal uterine growths including endometriosis, polyps, fibroids and pre-cancerous lesions with a wider field of view within the uterine cavity. The system is small enough to be inserted through most cervixes without a need for dilation or anesthesia. The hysteroscope and sheath are designed to minimize patient trauma and discomfort. Advanced optics technology ensures precise imaging for accurate diagnostic and therapeutic procedures. The unique expandable channel of the Versascope Sheath allows delivery of 2mm instruments including the biopsy cup, grasper and scissors.

MARKET OVERVIEW

     Medical Surgical. The continued increase in health care costs at a rate significantly higher than that of overall inflation has caused managed care companies, indemnity insurers, government agencies and other payors to employ a variety of strategies designed to reduce the cost and control the utilization of health care services. In particular, payors have created incentives for health care providers to deliver high-quality health care services in lower cost settings. Initially, numerous surgical, diagnostic and other medical procedures that were traditionally performed in a hospital were transferred to an outpatient setting, predominantly the outpatient section of a hospital or an ambulatory surgery center. In continuation of this trend, many established procedures that are performed in an outpatient setting can now be transferred to the physician's office because such procedures can be performed at a lower cost and without the risk of general anesthesia while maintaining the quality of care. The transfer of such procedures to the physician's office has continued to accelerate as a result of: (i) the introduction of advanced medical technology that reduces anesthesia requirements and allows physicians to perform a broader array of office-based procedures; (ii) the development of training programs and clinical protocols for office-based procedures; and (iii) the patient's desire to undergo procedures in a more comfortable setting, with reduced risk, pain and recovery time. The migration of such procedures to the physician's office benefits payors, providers and patients through lower procedure costs (as compared to similar procedures performed in a hospital or outpatient surgery center), increased provider productivity, broader access by physicians and patients to advanced technologies and treatments, and an increased level of patient satisfaction.

     Aesthetic Elective. The Company's aesthetic elective services are offered to physicians, primarily plastic surgeons, dermatologists, and otolaryngologists, enabling them to perform such cosmetic procedures as laser skin resurfacing, tattoo removal and treatment of vascular and pigmented lesions. These services are paid for by the patient or physician at the time of service and are not typically covered by insurance. Research indicates cosmetic procedures in the aesthetic market are reaching an all time high, and Medical Alliance's aesthetic product specialists continually pursue new technologies to support the push for cosmetic procedures. Data from the American Society for Plastic and Reconstructive Surgery (ASPRS) shows that the top 27 cosmetic procedures performed each year have increased 50% from 1996 to 1998. The ASPRS also indicates that 36% of these procedures are performed in the physician's office. Medical Alliance researches new aesthetic technology and makes it possible to bring that technology safely and effectively to the physician's office.

     Medical Equipment and Device Sales. There is physician demand for medical equipment or devices that, primarily due to their low costs, do not fit the Company's traditional per case model. The Company believes that its existing sales force is uniquely positioned to meet this demand because of their strong physician relationships and continuing presence in the physicians office. The Company through its due diligence has identified the microdermabrasion device to market to its plastic surgeons and dermatologist customer base.

BUSINESS STRATEGY

     The Company's goal is to enhance its position as a service provider to the emerging market for physician office-based procedures. The Company intends to achieve its goal by employing four primary strategies:

     Increasing Utilization of the Company's Services in Existing Markets. The Company plans to expand by facilitating the transfer of an increasing percentage of outpatient procedures to a physician's office where the Company's services may be utilized. The Company intends to achieve such expansion through: (i) marketing efforts designed to cause existing network physicians to transfer more outpatient procedures performed by them to their offices; (ii) the expansion of the Company's physician network, either through ongoing marketing efforts or the acquisition of mobile medical equipment providers that maintain relationships with physicians; (iii) the provision of a full range of applicable services to all physicians in its network; and (iv) the introduction of new services and technologies which will enable additional procedures to be performed in a physician's office. In addition, the Company plans to increase the services which are eligible for reimbursement under its existing managed care contracts and to assist in the establishment of incentives and/or mandates by payors for their network physicians to perform office-based procedures using the Company's services.

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

     Continuing the Development of Managed Care Contracts. The Company is designated as a preferred provider for medical surgical services in 168 payor contracts, including contracts with health plans owned by United HealthCare Corporation, Prudential Healthcare, CIGNA Healthcare and Blue Cross Blue Shield entities in ten states, which contracts cover in aggregate approximately 82 million lives. The Company plans to establish additional contractual relationships with managed care organizations and other third-party payors as a preferred or mandated provider to physicians of office-based surgical services. As a preferred provider, the Company negotiates a pre-determined fee schedule for its services and obtains enhanced access to the payor's physician network in order to market its services directly to such physicians. The Company believes that payors contract with the Company because the Company's services provide a turn-key solution that assists payors in transferring established surgical procedures to a lower cost setting while maintaining the quality of care.

     Establishing Strategic Alliances with Medical Equipment Manufacturers. The Company has strategic alliances with manufacturers and distributors of medical equipment that enable it to provide advanced medical technology to physicians while reducing the risk of ownership to the physicians. The Company believes manufacturers often encounter significant challenges in selling sophisticated medical equipment to physicians. Physicians are generally reluctant to purchase such medical equipment because: (i) physicians generally are not able to ensure sufficient procedure volume to recover the cost of acquiring, using and maintaining the equipment; (ii) physicians generally do not want to assume the risk of technological obsolescence; and (iii) such equipment is generally available to them through hospitals, outpatient surgery centers and mobile medical equipment providers. The manufacturers benefit from the Company's ability to introduce new technology to a large number of physicians in a short period of time thereby increasing the rate of acceptance for the technology.

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

     Office Based Surgical Unit. The Office Based Surgical Unit may be configured utilizing the following technologies: CO2 laser, flashlamp pulsed dye laser, endometrial ablation controller unit, electrosurgical generator, hospital grade smoke evacuator and related instruments and accessories. This equipment is used to perform procedures in gynecology, podiatry, urology and otolaryngology. As of December 31, 1999, the Company had 75 Office Based Surgical Units in service.

     Office Based Endoscopy Unit. The Office Based Endoscopy Unit may be configured utilizing the following technologies: medical digital camera system, video monitor, printer and recorder, CO2 and fluid insufflation, related instruments and accessories, and one of the following endoscopes: hysteroscope, laparascope or arthroscope. This equipment is used to perform procedures in gynecology and podiatry. As of December 31, 1999, the Company had 16 Office Based Endoscopy Units in service.

     Office Based Aesthetic Unit. The Office Based Aesthetic Unit may be configured utilizing the following technologies: KTP/532 laser, Q-Switched Nd:YAG laser, flashlamp pulsed dye laser, UltraPulse CO2 laser, Erbium Yag laser and Versapulse laser and related instrumentation and accessories. This equipment is used to perform procedures in plastic surgery and dermatology. As of December 31, 1999, the Company had 131 Office Based Aesthetic Units in service.

     Hospital Based Mobile Unit. The Hospital Based Mobile Unit may be configured utilizing the following technologies: Laser Lithotripter, Holmium Yag laser and Ultrasonic Surgical Aspirator and related accessories. This equipment is used to perform procedures in urology, orthopedics and neurology. As of December 31, 1999, the Company had 5 Hospital Based Mobile Units.

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

     Establishment of Procedural Safety and Quality Assurance Protocols. The Company has established procedural safety and quality assurance protocols and standards for the use of its surgical services in physicians' offices that are set forth in its Quality Protocol, Standards and Guidelines. The Company utilizes this manual to assist managed care organizations in documenting the Company's operations to satisfy accrediting organizations' requirements. The Company's standard field operating procedures include Occupational Safety and Health Administration ("OSHA") safety procedures incorporating the use of personal protective equipment and sterilization of equipment and provide step-by-step preoperative, intraoperative and postoperative instructions. The Company recognizes that there is an absence of documented office-based procedures and clinical protocols in the physician marketplace, as well as methods for measuring and documenting compliance therewith. The standards established by the Company from review of nationally recognized guidelines and standard of care for hospitals and ambulatory surgery centers serve as guidelines to assist physicians in satisfying quality requirements set by managed care organizations and accrediting authorities, as well as in complying with applicable government regulations and manufacturers' specifications. Accreditation from Joint Commission on Accreditation of Healthcare Organizations ("JCAHO ") is currently being sought by the Company. No model for review currently exists with JCAHO. However, the Company is developing such a model and will seek approval from JCAHO in the near future.

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

     Aesthetic Surgery Network ("ASN"). Under the Company's aesthetic elective line of products is the ASN. The ASN, formed under the Company's wholly owned subsidiary PMSI (Physicians Marketing Services, Inc.), is comprised of over 600 licensed and credentialed plastic surgeons, dermatologists and otolaryngologists throughout the United States who offer a 20% discount on their professional fee to subscribers of the ASN. Benefit plans or employer plans contract with the ASN to offer this discount to their subscribing members. The ASN's toll free referral phone line provides subscribers with access to physician referrals throughout the United States.

     Medical Equipment and Device Sales. The Company may sell medical devices or equipment to physicians in those instances where the medical equipment or devices do not fit the Company's traditional per case model, primarily because of low price. The Company, through its due diligence, will continue to identify new medical devices and equipment in the future to market to the physicians.

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

SALES AND MARKETING

     The Company currently operates in 42 states. The Company has divided its service area into two regions ("Regions") encompassing an aggregate of 20 districts ("Districts"). The Company maintains an office in each District. Each Region is managed by a Regional Vice President or Regional Manager who is responsible for meeting the Company's sales and operational objectives within his or her Region(s).

     Within most Districts, the Company employs a District Manager, a District Operations Manager, a District Sales Representative and one or more field technicians. The District Manager is responsible for the overall business development of the market. The District Operations Manager is responsible for operations management and daily operations within the field operations. District Sales Representatives are designated to oversee the sale of a particular product line or specialty focus within their respective designated geographic area. Field technicians specialize in a particular clinical and/or technical area within their respective designated geographic area and are assigned office based field units for use in their assigned specialties.

SUPPLIES OF MEDICAL TECHNOLOGY

     In conjunction with its other services, the Company offers a wide range of medical technology for use in performing office-based procedures. Such medical technology is researched by the Company's product specialists and is obtained directly from manufacturers and distributors of medical equipment. Prior to obtaining any medical equipment, the Company performs extensive research on existing and developing medical technology in order to determine the optimal equipment to acquire. In order to enhance its access to medical technology, the Company seeks to establish strategic alliances with manufacturers and distributors of medical equipment generally during the development stage of a selected product. Such strategic alliances may include agreements based upon per-procedure or other revenue sharing arrangements. In certain circumstances, the Company may seek to become the exclusive mobile provider for a certain technology.

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

     The manufacturers of medical devices utilized by the Company are subject to extensive regulation by the Food and Drug Administration ("FDA"). Failure of the manufacturer of such devices to comply with FDA regulations could result in the loss of approval by the FDA of such medical devices. In addition, physicians in the Company's network are subject to significant federal and state regulation. The ability of the Company to operate profitably will depend in part upon its network physicians, the manufacturers of its medical devices and its third-party payors obtaining and maintaining all necessary licenses, certificates of need and other approvals, and operating in compliance with applicable health care regulations.

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

INSURANCE

     The Company maintains professional, general and product liability insurance in amounts deemed appropriate by management. The Company carries an aggregate of $11 million of general and public liability insurance coverage, which covers premises, operations and product liability, and a $3 million professional liability insurance policy.

EMPLOYEES

     As of December 31, 1999, the Company had 156 employees, including 111 employees in field operations.

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

     Uncertainty of Market Acceptance. There can be no assurance that any of the Company's existing or future services will gain or maintain market acceptance among physicians, patients and third-party payors. The Company believes that market acceptance of office-based procedures, including those performed using the Company's services, depends upon various factors including: (i) the Company's ability to provide evidence to the medical community of the safety and efficacy of the office-based procedures and the corresponding benefits to payors, physicians and patients; (ii) the willingness of physicians to perform and patients to undergo procedures in the physician's office which have traditionally been performed in a hospital or outpatient facility; (iii) the willingness of physicians to perform and patients to undergo procedures under local rather than under general anesthesia; (iv) the willingness of physicians to utilize the Company's services rather than perform office-based procedures utilizing their employees and medical equipment; and (v) the continued availability of third-party reimbursement for certain procedures performed using the Company's services.

     Acquisition, Obsolescence and Regulation of Advanced Technology. The Company's future success will depend in large part on the Company's ability to provide advanced medical technology to physicians. The medical device industry is characterized by rapid and significant technological change. The acquisition of medical technology requires substantial expenditures, and there can be no assurance that the Company will be successful in identifying, acquiring and receiving timely delivery of technology for which sufficient demand will exist and that such technology will not become obsolete during its anticipated product life cycle. Currently, there are alternative technologies to those offered by the Company. Such technologies may gain broader market acceptance, which could have a material adverse effect on the Company's operating results or financial condition. There can be no assurance that the Company's strategy to obtain medical technology through relationships with medical equipment manufacturers and distributors will be successful or , if successful, that such relationships can be maintained. In addition, the medical equipment utilized by the Company requires approval by the FDA, and there can be no assurance that such medical equipment will receive or retain FDA approval for desired current and future applications. The loss of any FDA approval for such equipment could have a material adverse effect on the Company's operating results or financial condition, as the Company would be unable to utilize such equipment in the provision of its services. Furthermore, the medical equipment industry has been characterized by extensive litigation regarding patents and other intellectual property rights. There can be no assurance that manufacturers or distributors of medical equipment utilized by the Company will obtain or retain patents or other intellectual property rights related to the equipment used by the Company. See "-- Regulation of and Change in the Health Care Industry" and "Business -- Business Strategy -- Establishing Strategic Alliances with Medical Equipment Manufacturers."

     Uncertainty of Acquisitions. The Company's strategy has included and may continue to include growth through acquisitions. The Company intends to consider opportunities to acquire a business in high growth industries, with a focus on the Internet and technology sectors. There can be no assurance that the Company will be able to successfully identify, complete or integrate any acquisition. In addition, there can be no assurance that any future acquisition will not have a material adverse effect upon the Company's operating results or financial condition, particularly during the period in which the operations of the acquired business are being integrated into the Company. Furthermore, the Company's ability to make acquisitions may depend upon its ability to obtain financing, and there can be no assurance that financing will be available to the Company on acceptable terms, or at all.

     Competition. The market for aesthetic elective services is highly competitive due to: (i) low barriers to entry; (ii) low capital requirements; and (iii) high profitability. Currently, the Company believes its competition is primarily comprised of small, locally based equipment rental companies. Competition in the provision of medical surgical services may also increase because these services are becoming more accepted by physicians, patients and third-party payors and because the medical equipment used in providing such services is readily available from various sources. The Company competes with companies that offer medical equipment to physicians' offices on either a rental or a fee-for-services basis, and with hospitals and surgery centers that provide comparable surgical services. The Company also competes with other providers in the health care industry for access to technology, relationships with third-party payors and relationships with physicians. Any of these competitors may have greater financial and other resources than the Company. The health care industry is highly competitive and is subject to continuing changes in the manner in which health care services are provided and the manner in which providers are selected and paid. There can be no assurance that competition will not adversely affect the Company's operating results or its ability to maintain or increase net revenues.

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

     Dependence on Key Personnel. The Company's future performance is substantially dependent upon the continued services of its senior management and other key personnel. Because the Company has a relatively small number of employees, its dependence on retaining its employees is particularly significant. The Company's success will depend, in part, on its ability to attract and retain qualified management and professional personnel. In addition, there can be no assurance that the Company's current employees will continue to work for the Company. The loss of the services of one or more of the Company's key employees could adversely affect the Company's operating results or financial condition. The Company's growth will depend, in part, on its ability to attract and retain high quality field and other personnel. The Company may need to grant additional stock options to key employees and to provide similar or other forms of incentive compensation to attract and retain key personnel.

     Fluctuations in Quarterly Results; Volatility of Stock Price. The Company's quarterly revenues and operating results have varied significantly in the past and may continue to do so in the future. As a result, the Company's stock price may by subject to significant volatility, particularly on a quarterly basis. Quarterly revenues and operating results will depend upon, among other factors:
(i) seasonal demand for the Company's services; (ii) the timing of new service introductions by the Company; (iii) the timing of regulatory and third-party reimbursement approvals; (iv) the timing of acquisitions or entry into new markets; and (v) the timing of expenditures for medical equipment. A shortfall in revenues from anticipated levels, changes in general conditions in the economy or the health care industry, or other developments affecting the Company or its competitors, could cause the market of the Common Stock to fluctuate substantially.

     Regulation of and Change in Health Care Industry. The health care industry is subject to extensive federal and state regulation. The Company's services generally are not directly subject to health care rules or regulations, although such rules and regulations apply to the equipment provided to physicians by the Company and to the medical personnel utilizing the Company's services and products and therefore may indirectly affect the Company's business. In addition, promulgation of new laws and regulations, or changes in or reinterpretations of existing laws or regulations, may directly or indirectly affect the Company's business, operating results or financial condition. Further, the Company's services involve the handling of chemical and biological substances, thereby subjecting the Company to certain labor and environmental regulations. See -- "Hazardous Materials." There can be no assurance that a review of the Company's operations by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company.

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

     While the Company does not currently derive any of its net revenues from Medicare or Medicaid programs, and therefore it is not subject to such federal legislation, there can be no assurance in the future that: (i) future legislation may not be expanded to include health care services other than those subject to Medicare or Medicaid reimbursement; (ii) the Company will not derive net revenues from Medicare or Medicaid reimbursements; or (iii) managed care providers with which the Company has contracts will not contract with Medicare or Medicaid.

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

     In addition, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future, which change could adversely affect the Company's operations, financial condition, business opportunities or future expansion. As consolidation among physician provider groups continues and provider networks continue to be created, purchasing decisions may shift to persons with whom the Company has not had prior contact. There can be no assurance that the Company will be able to maintain its physician, payor or manufacturer relationships under such circumstances. See "-- Risk of Acquiring Advanced Technology," "-- Competition" and "Business -- Government Regulation."

ITEM 2. PROPERTIES

     The Company leases 20 offices within its service area that range in size from approximately 200 to 10,000 square feet under agreements with varying terms and renewal options, and annual rents ranging from $2,700 to $134,487. The Company currently leases approximately 10,000 square feet for its corporate executive offices located in Irving, Texas. The lease agreement for its corporate headquarters stipulates annual rental payments that increase from $124,525 to $134,487 during the term of the lease, which expires in 2002.

ITEM 3. LEGAL PROCEEDINGS

     As of date hereof, there are no material legal proceedings pending against or involving the Company that, in the opinion of management, could have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock is listed on the Nasdaq National Market under the symbol "MAII". The high and low closing sales prices (excluding retail markup, markdowns and commissions) for the period January 1, 1997 to December 31, 1999 are as follows:

                                                               HIGH      LOW
                                                              ------    ------
Fiscal year ended December 31, 1997
  First Quarter.............................................  $16.25    $11.00
  Second Quarter............................................   10.00      3.38
  Third Quarter.............................................    4.00      3.38
  Fourth Quarter............................................    5.00      3.43
Fiscal year ended December 31, 1998
  First Quarter.............................................  $ 4.13    $ 3.25
  Second Quarter............................................    4.25      3.12
  Third Quarter.............................................    3.87      2.00
  Fourth Quarter............................................    2.56      1.50
Fiscal year ended December 31, 1999
  First Quarter.............................................  $ 3.75    $ 1.81
  Second Quarter............................................    3.13      1.75
  Third Quarter.............................................    2.13      1.66
  Fourth Quarter............................................    2.28      1.09

     As of March 27, 2000, 6,114,523 shares of common stock were outstanding and held by approximately 90 holders of record, and the closing price of the Company's common stock listed on the Nasdaq National Market was $4.63 per share.

     The Company did not pay cash dividends on its common stock during 1997, 1998 and 1999. The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of the Company's business. Consequently, the Company does not anticipate that cash dividends will be paid on the Company's common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company for the periods and at the dates indicated. The Company's statement of operations data for each of the years in the five year period ended December 31, 1999 and its balance sheet data as of December 31, 1995, 1996, 1997, 1998, and 1999 are derived from the Company's financial statements. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.

                                                         YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------
                                             1995       1996       1997       1998       1999
                                            -------    -------    -------    -------    -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net Revenues..............................  $11,177    $17,350    $18,821    $16,132    $17,105
Costs and Expenses:
  Salaries and benefits...................    3,721      5,137      8,353      7,328      7,751
  Selling, general, and administrative....    3,620      5,510      7,857      6,306      6,710
  Depreciation and amortization...........      719      1,595      3,152      2,337      2,401
  Provision for uncollectible accounts....    1,885      3,408      3,871      1,690      1,130
                                            -------    -------    -------    -------    -------
          Total costs and expenses........    9,945     15,650     23,233     17,661     17,992
                                            -------    -------    -------    -------    -------
          Operating income (loss).........    1,232      1,700     (4,412)    (1,529)      (887)
Other (income) expense:
  Interest income and other, net..........       12       (172)      (778)      (814)      (723)
  Interest expense........................      247        270        111         59         41
                                            -------    -------    -------    -------    -------
          Income (loss) before income
            taxes.........................      973      1,602     (3,745)      (774)      (205)
Income tax expense (benefit)..............      395        683       (848)        --         --
                                            -------    -------    -------    -------    -------
          Net income (loss)...............  $   578    $   919    $(2,897)   $  (774)   $  (205)
                                            =======    =======    =======    =======    =======
Net income (loss) applicable to common
  stock...................................  $   311    $   832    $(2,897)   $  (774)   $  (205)
                                            =======    =======    =======    =======    =======
Earnings (loss) per share (basic).........  $   .15    $   .26    $  (.48)   $  (.12)   $  (.03)
                                            =======    =======    =======    =======    =======
Earnings (loss) per share (diluted).......  $   .11    $   .26    $  (.48)   $  (.12)   $  (.03)
                                            =======    =======    =======    =======    =======
Weighted average number of common shares
  outstanding (basic).....................    2,117      3,215      6,061      6,214      6,131
Weighted average number of common shares
  outstanding (diluted)...................    3,690      3,559      6,061      6,214      6,131
Dividends declared on convertible
  preferred stock.........................  $    87    $    87    $     0    $     0    $     0

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1995      1996       1997       1998       1999
                                            ------    -------    -------    -------    -------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.................  $1,409    $20,537    $14,903    $14,378    $13,394
Working capital...........................   1,913     22,094     17,575     16,434     15,927
Total assets..............................   6,443     30,708     26,505     24,521     23,946
Total debt and capital lease
  obligations.............................   2,354        355        489        240         89
Retained earnings (accumulated deficit)...    (562)       393     (2,504)    (3,278)    (3,483)
Total shareholders' equity................   2,431     26,085     23,678     22,554     22,282

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company commenced operations in Oklahoma in August 1989 by providing medical surgical services to gynecologists in their offices. The Company's initial focus was to develop contracts with managed care organizations and other third-party payors and to expand into new markets. By the end of 1991, the Company had operations in 14 states. The Company continued to expand its range of services, and introduced during 1993 its second business line by offering aesthetic elective services. During 1997, the Company started to offer hospital based services when the Stone Treatment Center of New England acquisition was completed. During the fourth quarter of 1999, the Company entered the medical equipment and device sales market with the introduction of the Rejuvasilk(TM) 2000 microdermabrasion device. Currently, the Company provides medical surgical, aesthetic elective and hospital based services in 42 states to a network of approximately 3,000 physicians.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data expressed as a percentage of net revenues for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                 1995    1996    1997    1998    1999
                                                 -----   -----   -----   -----   -----
Net revenues...................................  100.0%  100.0%  100.0%  100.0%  100.0%
Salaries and benefits expense..................   33.3    29.6    44.4    45.4    45.3
Selling, general and administrative expense....   32.4    31.8    41.7    39.1    39.2
Depreciation and amortization..................    6.4     9.2    16.7    14.5    14.0
Provision for uncollectible accounts...........   16.9    19.6    20.6    10.5     6.6
Operating income (loss)........................   11.0     9.8   (23.4)   (9.5)   (5.2)
Income tax expense (benefit)...................    3.5     3.9    (4.5)     --      --
Net income (loss)..............................    5.2     5.3   (15.4)   (4.8)   (1.2)

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net Revenues. Net revenues increased from $16.1 million for the year ended December 31, 1998, to $17.1 million for the year ended December 31, 1999, an increase of $1.0 million or 6%. Total net patient service revenue per case increased from $208 for the year ended December 31, 1998, to $213 for the year ended December 31, 1999, an increase of $5 per case or 2.4%.

     Medical surgical net revenues increased from $7.9 million for the year ended December 31, 1998, to $8.9 million for the year ended December 31, 1999, an increase of $1 million or 12.7%. This increase was attributable to the medical surgical net revenue per case increasing from $283 for the year ended December 31, 1998, to $296 for the year ended December 31, 1999, an increase of $13 or 4.6%, which is mainly due to the Company's focus on maximizing contracted reimbursement rates on existing and new managed care contracts. The remainder of the medical surgical net revenue increase of $1 million is related to a case volume increase. Medical surgical procedures increased from 27,849 for the year ended December 31, 1998, to 30,044 for the year ended December 31, 1999, an increase of 2,195 or 7.8%.

     Aesthetic elective net revenues decreased from $8.1 million for the year ended December 31, 1998, to $7.6 million for the year ended December 31, 1999, a decrease of $500,000 or 6.2%. Aesthetic elective procedures decreased from 49,122 for the year ended December 31, 1998, to 47,685 for the year ended December 31, 1999, a decrease of 1,437 or 2.9%. Aesthetic elective net revenue per case also decreased from $166 for the year ended December 31, 1998, to $160 for the year ended December 31, 1999, a decrease of $6 or 3.6%. The remainder of the net revenue increase is related to the equipment sales generated from the Rejuvasilk 2000 microdermabrasion devices of $546,000 during the three months ended December 31, 1999.

     Salaries and Benefits Expense. Salaries and benefits expense increased from $7.3 million for the year ended December 31, 1998, to $7.8 million for the year ended December 31, 1999, an increase of $500,000 or

6.8%. The increase is related to pay rate increases given to employees on January 1, 1999 and additional bonuses and commissions earned by field employees. The average total number of employees increased from 152 as of December 31, 1998, to 156 as of December 31, 1999, an increase of 4 or 2.6%. Salaries and benefits expense as a percentage of net revenues decreased slightly from 45.4% for the year ended December 31, 1998, to 45.3% for the year ended December 31, 1999.

     Selling, General and Administration. Selling, general and administrative expense increased from $6.3 million for the year ended December 31, 1998, to $6.7 million for the year ended December 31, 1999, an increase of $400,000 or 6.3%. The following items were attributable to the change in selling, general and administrative expenses:

     The Company incurred an $850,000 nonrecurring charge during the second quarter of 1999 related to the termination of the merger agreement between Diagnostic Health Services Inc. and the Company.

     Vehicle expense decreased from $1.2 million for the year ended December 31, 1998, to $719,000 for the year ended December 31, 1999, a decrease of $481,000 or 40.1%. The decrease is primarily attributable to a vehicle lease buyout of the entire fleet which occurred during the third quarter of 1998.

     Selling, general and administrative expense as a percentage of net revenues increased slightly from 39.1% for the year ended December 31, 1998, to 39.2% for the year ended December 31, 1999. Without the $850,000 nonrecurring charge, selling, general and administrative expense as a percentage of net revenues would have been 34.3% for the year ended December 31, 1999.

     Depreciation and Amortization. Depreciation and amortization increased from $2.3 million for the year ended December 31, 1998, to $2.4 million for the year ended December 31, 1999, an increase of $100,000 or 4.3%. For the year ended December 31, 1999, the Company incurred capital expenditures of $2.3 million which was offset by various equipment and vehicles being fully depreciated during 1999.

     Provision for Uncollectible Accounts. Provision for uncollectible accounts decreased from $1.7 million for the year ended December 31, 1998, to $1.1 million for the year ended December 31, 1999, a decrease of $600,000 or 35.3%. As a percentage of net patient service revenue, provision for uncollectible accounts decreased from 10.5% for the year ended December 31,1998, to 6.8% for the year ended December 31, 1999. This 3.7% improvement is due to a shift from noncontracted to contracted payors and the Company's continued success on scheduling, preregistration, preverification and collections to generate better quality revenues.

     Operating Loss. As a result of the items discussed above, operating loss decreased from $1.5 million for the year ended December 31, 1998, to a loss of $887,000 for the year ended December 31, 1999, a decrease of $613,000 or 40.9%. During the second quarter of 1999, there was a nonrecurring charge of $850,000 related to the termination of a proposed merger. Without the nonrecurring charge of $850,000, the operating loss for the year ended December 31, 1999 would have been only $37,000.

     Interest Income & Other, Net. Interest income and other, net decreased slightly from $815,000 for the year ended December 31, 1998 to $724,000 for the year ended December 31, 1999, a decrease of $91,000 or 11.2%. This decrease is primarily attributable to the Company earning less interest on a lower commercial paper balance.

     Income Tax Benefit. For the year ended December 31, 1998 and 1999 the Company did not record a current or deferred tax benefit due to the Company's continuing operating loss trend and the uncertainty of utilization of net operating loss carryforwards in future periods.

     Net Loss. As a result of the items discussed above, the Company's net loss decreased from $774,000 for the year ended December 31, 1998, to a loss of $205,000 for the year ended December 31, 1999, a decrease of $569,000 or 73.5%. Without the nonrecurring charge of $850,000, there would have been net income of $645,000.

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net Revenues. Net revenues decreased from $18.8 million for the year ended December 31, 1997, to $16.1 million for the year ended December 31, 1998, a decrease of $2.7 million or 14.3%. Total net patient service revenue per case decreased from $213 for the year ended December 31, 1997, to $208 for the year ended December 31, 1998, a decrease of $5 per case or 2.3%.

     Medical surgical net revenues decreased from $9.9 million for the year ended December 31, 1997, to $7.9 million for the year ended December 31, 1998, a decrease of $2 million or 20.2%. Medical surgical procedures decreased from 36,088 for the year ended December 31, 1997, to 27,849 for the year ended December 31, 1998, a decrease of 8,239 or 22.8%.

     Aesthetic elective net revenues decreased from $8.4 million for the year ended December 31, 1997 to $8.1 million for the year ended December 31, 1998, a decrease of $300,000 or 3.6%. Aesthetic elective procedures decreased from 49,731 for the year ended December 31, 1997, to 49,122 for the year ended December 31, 1998, a decrease of 609 or 1.2%.

     The remainder of the net revenue decrease was attributable to a decrease in revenues related to Company sponsored seminars, which decreased from $525,000 for the year ended December 31, 1997, to $117,000 for the year ended December 31, 1998, a decrease of $408,000 or 77.7%. During the year ended December 31, 1997, the Company derived seminar revenues related to the hair removal product line which was discontinued in the fourth quarter of 1997.

     Salaries and Benefits Expense. Salaries and benefits expense decreased from $8.4 million for the year ended December 31, 1997, to $7.3 million for the year ended December 31, 1998, a decrease of $1.1 million or 13.1%. This decrease was primarily attributable to a decrease in the total number of employees from 171 as of December 31, 1997, to 149 as of December 31, 1998, a decrease of 22 or 12.9%. Twenty-five (25) account representatives were added in the first quarter of 1997 to accommodate growth anticipated, but not realized, from the national rollout of the Softlight laser for hair removal. Furthermore, the Company incurred a $250,000 charge during the second quarter of 1997 for a restructuring of its field operations. This charge included expenses related to severance packages, relocation allowances, and recruitment fees as a result of the restructuring and realignment of personnel.

     Selling, General and Administration. Selling, general and administrative expense decreased from $7.9 million for the year ended December 31, 1997, to $6.3 million for the year ended December 31, 1998, a decrease of $1.6 million or 20.3%. The following items were attributable to the decrease in selling, general, and administrative expenses:

     Vehicle expense decreased from $1.7 million for the year ended December 31, 1997, to $1.2 million for the year ended December 31, 1998, a decrease of $500,000 or 29.4%. This decrease is due mainly to the Company having a reduced fleet of vehicles of 97 at December 31, 1998 compared to 125 at December 31, 1997 along with a vehicle lease buyout of the entire fleet which occurred during the third quarter of 1998.

     Professional fees decreased from $956,000 for the year ended December 31, 1997, to $443,000 for the year ended December 31, 1998, a decrease of $513,000 or 53.7%. The Company incurred a $250,000 charge during the second quarter of 1997 for a restructuring of its field operations. This charge included expenses related to the divestiture of certain delivery vans and certain medical equipment currently under operating leases and legal/professional fees related to accounts receivable and managed care initiatives.

     Leasing expense decreased from $707,000 for the year ended December 31, 1997, to $507,000 for the year ended December 31, 1998, a decrease of $200,000 or 28.3%. During 1997 there was $133,000 in leasing of video conferencing equipment which was used for the Company sponsored seminars related to the hair removal product line.

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

     Depreciation and Amortization. Depreciation and amortization decreased from $3.2 million for the year ended December 31, 1997, to $2.3 million for the year ended December 31, 1998, a decrease of $900,000 or 28.1%. This decrease was due mainly to a change in useful lives on certain medical equipment from three to five years as well as the establishment of residual values on such equipment based on historical experience which was effective January 1, 1998 and a nonrecurring charge of $150,000 for the second quarter of 1997, related to the redeployment and or disposition of certain medical equipment in selected markets. The change in useful lives had an effect of reducing depreciation expense and decreasing the net loss by approximately $803,000 for the year ended December 31, 1998.

     Provision for Uncollectible Accounts. Provision for uncollectible accounts decreased from $3.9 million for the year ended December 31, 1997, to $1.7 million for the year ended December 31, 1998, a decrease of $2.2 million or 56.4%. As a percentage of net patient service revenue, provision for uncollectible accounts decreased from 21.2% for the year ended December 31,1997, to 10.6% for the year ended December 31, 1998. During the second quarter of 1997, the Company recorded a $1.2 million charge to increase reserves for uncollectible accounts. These additional reserves were necessary to offset a significant shift in the payment trends experienced from certain third party payors during the second quarter of 1997. Without the charge of $1.2 million, provision for uncollectible accounts as a percentage of net patient service revenue would have been 14.6% for the year ended December 31, 1997. This 4% improvement is primarily attributable to the Company's new processes including scheduling, preregistration, and preverification.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999 the Company has an accumulated retained deficit of $3.5 million due to losses incurred during the years ended December 31, 1997, 1998, and 1999.

     Net cash (used in) provided by operating activities was ($1,613,000), $2,604,000 and $1,535,000 for the years ended December 31, 1997, 1998 and 1999, respectively, primarily from generated EBITDA (earnings before interest, taxes, depreciation and amortization). For its investing activities, the Company consumed $3,793,000, $2,530,000 and $2,231,000 for the years ended December 31, 1997, 1998 and 1999, respectively, primarily for the purchase of medical equipment and vehicles. Capital expenditures were $3,302,000, $2,566,000 and $2,282,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Net cash consumed by financing activities was $197,000, $599,000 and $288,000 for the years ended December 31, 1997, 1998 and 1999, respectively, primarily for the repayment of capital lease obligations and purchase of treasury shares.

YEAR 2000 COMPLIANCE

     The Company completed its evaluation of the Year 2000 ("Y2K") compliance status in 1999. The Company tested its information technology, such as software regarding Y2K compliance and received certification of Y2K compliance from its third party vendors related to the billing and accounting systems. The Company conducted further tests on its accounting system during the fourth quarter of 1999. Based upon the Company's evaluation of the Y2K compliance of its information technology, its polling of third party vendors, and its receipt of certification of Y2K compliance from its third party vendors related to the billing and accounting systems, the Company does not anticipate that there will be a material Y2K problem and has not experienced any material Y2K problems to date.

     However, certain of the Company's medical equipment contains embedded technology that could have Y2K-related problems. The Company has polled the manufacturers and vendors of such equipment regarding Y2K compliance and, based on such polling, all equipment known to the Company to be non-Y2K compliant has been replaced or upgraded. The Company does not expect to conduct independent tests of its medical equipment to assess Y2K compliance. Based upon the Company's actions in preparation for Y2K, and responses received from its third-party vendors, the Company does not anticipate that there will be a material Y2K problem with respect to its equipment. Furthermore, because its equipment comes from third party vendors, which are being requested to replace or upgrade all non-compliant equipment, the Company does not expect that its Y2K-related expenditures with respect to embedded technology will be material and has not experienced any material Y2K problems to date.

     Notwithstanding the foregoing, there can be no assurances (a) that the representations provided by third party vendors with respect to Y2K compliance will be accurate, or (b) that the Company will have any recourse against such vendors if the representations prove to be inaccurate. A Y2K-related failure of the Company's medical equipment and/or information technology could have a material adverse effect on the Company and its results of operations. Furthermore, there can be no assurances that Y2K-related failure caused by third parties, such as utility providers, transportation companies or others, will not have a material adverse effect on the Company. To date, the Company has not experienced any Y2K-related failure caused by third parties.

     Based on the Company's process of evaluating its Y2K compliance status, the Company expended an estimated $50,000 related to addressing Y2K issues. Furthermore, there can be no assurance that all Y2K issues will be addressed which could result in additional costs for the Company. To date, the Company has not experienced any material Y2K problems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is listed under Item 14(a) and begins at page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF COMPANY

     The following table sets forth certain information with respect to the executive officers and directors of the Company.

NAME                                        AGE                    POSITION
----                                        ---                    --------
Paul Herchman.............................  43    Chairman of the Board and Chief Executive
                                                    Officer
Gary Hill.................................  51    President, Chief Operating Officer and
                                                  Director
David Kallenberger, M.D...................  51    Medical Director and Director
Tony LeVecchio............................  53    Director
Thomas Montgomery.........................  42    Director
Leon Pritzker.............................  77    Director
Jim Silcock...............................  49    Director

     PAUL HERCHMAN is a co-founder of the Company and has served as Chairman of the Board and Chief Executive Officer since its inception in 1989. Mr. Herchman served as President from 1989 until December 1997. From 1986 to 1989, Mr. Herchman was a sales representative for Sun Medical, Inc., a distributor of medical equipment. Prior thereto, Mr. Herchman served in sales positions with Chesebrough-Ponds USA Co. in its Hospital Products Division, from 1984 to 1986, and with Johnson & Johnson in its Ortho Pharmaceutical Division, from 1982 to 1984. Mr. Herchman received a Bachelor of Science degree from Texas Tech University.

     GARY HILL, has served as President and Chief Operating Officer of the Company since December 1997 and has served as a director since February 1998. From January 1994 to April 1996, Mr. Hill served as President of the North Texas Division of Columbia/HCA. Prior thereto, Mr. Hill was Senior Vice President of Region II for Galen Health Care Inc. and Columbia from 1992 to 1994. From 1976 to 1992, Mr. Hill served in various capacities with Humana Inc., most recently as Vice President for its hospital and insurance operations in central Kentucky and Cincinnati. Mr. Hill received a Bachelor of Science degree from the University of North Alabama.

     DAVID KALLENBERGER, M.D. is a co-founder of the Company and has served as a director and as the Medical Director since its inception in 1989. Dr. Kallenberger is a practicing physician specializing in obstetrics and gynecology and has been practicing at Integris Baptist Medical Center in Oklahoma City, Oklahoma since 1981. Dr. Kallenberger serves as a Clinical Professor in the Department of Obstetrics/ Gynecology at the University of Oklahoma Health Science Center and as the Program Director of the Henry G. Bennett Fertility Institute at Integris Baptist Medical Center. Dr. Kallenberger received his Medical Doctorate degree from The University of Oklahoma.

     TONY LEVECCHIO, has been a director of the Company since 1997 and advisor to the Company since 1990. Mr. LeVecchio is a member of the Audit Committee, the Compensation Committee, and the Incentive Plan Committee. Mr. LeVecchio is President of The James Group, a business advisory firm, where he has been a principal since 1989. Prior to The James Group, Mr. LeVecchio was Senior Vice President and Chief Financial Officer for VHA Southwest Inc., a regional health care division of Voluntary Hospitals of America, Inc. Mr. LeVecchio received a Bachelor of Economics degree and a Master of Business Administration degree from Rollins College in 1968 and 1969 respectively.

     THOMAS MONTGOMERY, is a co-founder of the Company and has served as a director of the Company since 1989. In addition, Mr. Montgomery is a member of the Audit Committee, the Compensation Committee, and the Incentive Plan Committee. Mr. Montgomery is a partner of Montgomery, Baggett & Drews, L.L.P., and has recently been appointed as Chief Financial Officer of Solution 6 Holdings, Ltd., an Australian Public Company. From December 1982 to December 1990, Mr. Montgomery served in various capacities with Arthur Andersen & Co., and as the Senior Tax Manager of the Enterprise Group since 1985. Mr.

Montgomery received a Bachelor of Business Administration degree from Texas Tech University and a Master of Science degree from Texas Tech University.

     LEON PRITZKER, a director of the Company since 1989, has been self-employed as a management consultant since 1990. From 1985 to 1990, Mr. Pritzker served as the Executive Vice President of Campbell Taggart, Inc. From 1967 to 1984, Mr. Pritzker served in various capacities with Anheuser-Busch Companies, Inc., most recently as Director, Management Systems Group. Mr. Pritzker is a fellow of the American Statistical Association. Mr. Pritzker received a Bachelor of Science degree from College of the City of New York and a Master of Arts degree from the University of Pennsylvania.

     JIM SILCOCK, has been a director of the Company since February 1996 and a member of the Audit Committee, the Compensation Committee, and the Incentive Plan Committees, has served as a general partner of Mapleleaf Capital Ltd., a general partner of Sunwestern Associates III, a general partner of Sunwestern Investment Fund III, a venture capital fund, since 1988 and as a general partner of T.V.P. Associates Limited, the general partner of Texas Venture Partners, a venture capital fund, since 1984. Mr. Silcock received a Bachelor of Arts degree from Dartmouth College and a Master of Business Administration degree from the Amos Tuck School of Business Administration at Dartmouth College.

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

     Based solely on its review of the copies of such forms received by it with respect to fiscal year 1999, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its officers, directors and persons who own more than 10% of a registered class of the Company's equity securities have been complied with other than Paul Herchman who filed one late form reporting two transactions.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

     The business of the Company is managed under the direction of the Board. The Board meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring approval of the Board. It also holds special meetings when an important matter requires action by the Board between scheduled meetings. In 1999, the Board met seventeen
(17) times and acted by unanimous written consent five (5) times. During 1999, each member of the Board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a director.

     The Board has three standing committees: the Audit Committee, the Compensation Committee and the Incentive Plan Committee. The functions of these committees, their current members, and the number of meetings held during the fiscal year ending December 31, 1999, are described below.

     Audit Committee. The Audit Committee makes recommendations to the Board regarding the appointment of independent auditors, reviews the plan and scope of any audit to the Company's financial statements and reviews the Company's significant accounting policies and related matters. The Audit Committee is comprised of Messrs. Montgomery, LeVecchio and Silcock. In 1999, the Audit Committee met one (1) time.

     Compensation Committee. The Compensation Committee makes recommendations to the Board regarding the compensation of executive officers. Prior to the formation of the Incentive Plan Committee in 1997, the Compensation Committee was responsible for the administration of the Company's 1994 Amended and Restated Long-Term Incentive Plan (the "Incentive Plan"). The Compensation Committee is comprised of Messrs. LeVecchio, Montgomery, and Silcock. In 1999, the Compensation Committee met two (2) times.

     Incentive Plan Committee. The Incentive Plan Committee was established in 1997 and administers the Company's 1994 Amended and Restated Long-Term Incentive Plan (the "Incentive Plan"). The Incentive

Plan Committee is comprised of Messrs. Montgomery, LeVecchio and Silcock. In 1999, the Incentive Plan Committee met two (2) times.

     The Company does not have a nominating committee. The functions customarily performed by a nominating committee are performed by the Board as a whole.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the Company's only other executive officer earning at least $100,000, (the "Named Executive Officers"), based on salary and bonus earned during 1997, 1998 and 1999.

                                                                                     LONG-TERM
                                                                                COMPENSATION AWARDS
                                                 ANNUAL COMPENSATION         -------------------------
                                           -------------------------------   SECURITIES
                                  FISCAL                      OTHER ANNUAL   UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR     SALARY    BONUS   COMPENSATION    OPTIONS     COMPENSATION
---------------------------       ------   --------   -----   ------------   ----------   ------------
Paul R. Herchman................   1999    $200,000    $0          $0         100,000        $5,240(1)
  Chairman of the Board and        1998     200,000     0           0               0         5,700
  Chief Executive Officer          1997     155,510     0           0           1,000         5,700
Gary Hill(3)....................   1999     200,000     0           0               0         5,420(2)
  President & Chief                1998     200,000     0           0         151,540         5,420
  Operating Officer                1997      16,667     0           0          98,460           350

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

                             OPTION GRANTS IN 1999

     The following table provides information related to options granted to the Named Executive Officers during 1999.

                                                           INDIVIDUAL GRANTS
                            -------------------------------------------------------------------------------
                                                                                   POTENTIAL REALIZED VALUE
                                          PERCENT OF                               AT ASSUMED ANNUAL RATES
                            NUMBER OF       TOTAL                                       OF STOCK PRICE
                            SECURITIES     OPTIONS                                 APPRECIATION FOR OPTION
                            UNDERLYING    GRANTED TO    EXERCISE                           TERM(1)
                             OPTIONS      EMPLOYEES     PRICE PER    EXPIRATION    ------------------------
                             GRANTED       IN 1999      SHARE(2)        DATE           5%           10%
                            ----------    ----------    ---------    ----------    ----------    ----------
Paul Herchman.............   100,000          22%         $1.91       12/15/09      $120,119      $304,405

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

                  AGGREGATE OPTION VALUES AT DECEMBER 31, 1999

                                                 NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT
                                             OPTIONS AT DECEMBER 31, 1999       DECEMBER 31, 1999 (1)
                                             ----------------------------    ----------------------------
NAME                                         EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                         -----------    -------------    -----------    -------------
Paul Herchman..............................          0         101,000           $0            $15,000
Gary Hill..................................    125,000         125,000            0                  0

---------------

(1) These values assume a valuation of $2.06 per share at December 31, 1999. Value is calculated based on the difference between the option price and $2.06 multiplied by the number of shares of Common Stock underlying the options.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

     The Company has entered into an Employment Agreement with Paul Herchman, dated as of January 1, 1998, (the "Herchman Agreement"). The Herchman Agreement may be terminated by the Company upon (12) twelve months prior notice and may be terminated by Mr. Herchman upon (3) three months prior notice. The Herchman Agreement provides that Mr. Herchman receive a base salary of $200,000 per year and is eligible to receive bonuses based upon the Company's financial performance. The Herchman Agreement requires Mr. Herchman to maintain the confidentiality of the Company's proprietary information during his employment and thereafter and prohibits Mr. Herchman from competing with the Company during his employment and for a period of one year thereafter.

     The Company has entered into an Employment Agreement with Gary Hill, dated as of December 2, 1997, (the "Hill Agreement"). The Hill Agreement provides that Mr. Hill will receive a base salary of $200,000 per year and is eligible to receive bonuses based upon the Company's financial performance. The Hill Agreement is terminable by the Company with (12) twelve months prior notice and may be terminated by Mr. Hill upon (3) three months prior notice. The Hill Agreement requires Mr. Hill to maintain the confidentiality of the Company's proprietary information during his employment and thereafter and prohibits Mr. Hill from competing with the Company during his employment and for a period of one year thereafter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1999, the Compensation Committee made recommendations to the Board regarding compensation of the Company's executive officers and the Board approved all of such recommendations. The Compensation Committee was comprised of Tom Montgomery, Tony LeVecchio, and Jim Silcock during 1999. No executive officer of the Company served as a member of the Compensation Committee or similar committee or board of directors of any other entity which an executive officer thereof served on the Compensation Committee or Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to beneficial ownership of Common Stock as of March 17, 2000, by (i) all persons known to the Company to be the beneficial owner of 5% or more of the Common Stock, (ii) each director of the Company, (iii) the chief executive officer and each of the Company's other most highly compensated executive officers whose total annual compensation for 1999 based on salary and bonus earned during 1999 exceeded $100,000 (the "Named Executive Officers") and (iv) all the Company directors and executive officers as a group. This table does not include shares of Common Stock that may be purchased pursuant to options not exercisable within 60 days of March 17, 2000. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

                                                    NUMBER OF SHARES      PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER AND DIRECTORS            BENEFICIALLY OWNED(1)   BENEFICIALLY OWNED(1)
--------------------------------------            ---------------------   ---------------------
NAMED EXECUTIVE OFFICERS AND DIRECTORS
Paul Herchman(2)................................          486,646                  7.7%
Gary Hill(3)....................................          140,000                  2.2%
David Kallenberger, M.D(4)......................          185,498                  2.9%
Tony LeVecchio(5)...............................           46,481                  0.7%
Thomas Montgomery(6)............................          254,792                  4.0%
Leon Pritzker(7)................................           86,120                  1.4%
Jim Silcock(8)..................................        1,004,859                 15.9%
All named executive officers and directors as a
  group (7 persons)(9)..........................        2,204,396                 34.8%
OTHER 5% SHAREHOLDERS
Mapleleaf Capital, Ltd(10)......................          743,996                 11.8%
Patrick Rivelli(11).............................        1,013,759                 16.0%
Satana Corporation(12)..........................          494,645                  7.8%
Dimensional Fund Advisors, Inc.(13) ............          383,600                  6.1%

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

(2) Includes 51,000 shares underlying currently exercisable options to purchase Common Stock. The business address of Mr. Herchman is 2445 Gateway Drive, Suite 150, Irving, Texas 75063.

(3) Includes 125,000 shares underlying currently exercisable options to purchase Common Stock. The business address of Mr. Hill is 2445 Gateway Drive, Suite 150, Irving, Texas 75063.

(4) Includes 18,471 shares underlying currently exercisable options to purchase Common Stock. The business address of Dr. Kallenberger is 3433 N.W. 56th Street, Suite 310, Oklahoma City, Oklahoma 73112.

(5) Includes 4,666 shares underlying currently exercisable options to purchase Common Stock. The business address of Mr. LeVecchio is 4975 Preston Park Blvd., Suite 150, Plano, Texas 75093.

(6) Includes 5,666 shares underlying currently exercisable options to purchase Common Stock, 7,805 shares of Common Stock held by Mr. Montgomery's spouse's profit sharing plan and 53,610 shares of Common Stock held by Montgomery, Jessup and Company L.L.P.'s ("MJC") profit sharing plan, of which Mr. Montgomery participates. Mr. Montgomery may be deemed to be the indirect owner of the shares beneficially owned by the profit sharing plan by virtue of his authority to make investment decisions regarding the voting and disposition of such shares. The business address of Mr. Montgomery is 5220 Spring Valley, Suite 600, Dallas, Texas 75240.

(7) Includes 5,666 shares underlying currently exercisable options to purchase Common Stock. The business address of Mr. Pritzker is 3825 Echo Brook Lane, Dallas, Texas 75229.

(8) Includes 743,996 shares beneficially owned by Mapleleaf Capital, Ltd., which includes 5,666 shares underlying currently exercisable options to purchase Common Stock, 135,649 shares beneficially owned by Sunwestern Cayman 1988 Partners, and 125,214 shares beneficially owned by Sunwestern Investment Fund III, all of which are affiliates of Mr. Silcock. Mr. Silcock may be
    deemed to be the indirect beneficial owner of     shares beneficially owned
    by such entities by virtue of his authority to make investment decisions regarding the voting and disposition of such shares. Mr. Silcock disclaims beneficial ownership of the shares owned by Mapleleaf Capital, Ltd., Sunwestern Cayman 1988 Partners and Sunwestern Investment Fund III. Mr. Silcock's business address is 12221 Merit Drive, Suite 935, Dallas, Texas 75251.

(9) Includes the shares referenced in footnotes (2) -- (8).

(10) Includes 5,666 shares underlying currently exercisable options to purchase Common Stock. The business address for Mapleleaf Capital, Ltd., is 12221 Merit Drive, Suite 935, Dallas, Texas 75251.

(11) Includes 743,996 shares beneficially owned by Mapleleaf Capital, Ltd., which includes 5,666 shares underlying currently exercisable options to purchase Common Stock, 135,649 shares beneficially owned by Sunwestern Cayman 1988 Partners, and 125,214 shares beneficially owned by Sunwestern Investment Fund III, all of which are affiliates of Mr. Rivelli. Mr. Rivelli may be deemed to be the indirect beneficial owner of shares beneficially owned by such entities by virtue of his authority to make investment decisions regarding the voting and disposition of such shares. Mr. Rivelli disclaims beneficial ownership of the shares owned by Mapleleaf Capital, Ltd., Sunwestern Cayman 1988 Partners and Sunwestern Investment Fund III. The business address for Mr. Rivelli is 12221 Merit Drive, Suite 935, Dallas Texas 75251.

(12) Includes 2,000 shares underlying currently exercisable options to purchase Common Stock. The business address of Satana Corporation is National Plaza 2, Suite 102, Amarillo, Texas 79101.

(13) Dimensional Fund Advisors, Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies trusts and accounts are the "Funds". In its role as investment advisor or manager , Dimensional possesses voting and/or investment power over the securities of the Issuer described in this schedule that are owned the Funds. All securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The business address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective September 11, 1998, the Company entered into an arrangement whereby the Company would agree to repurchase 242,000 shares of Common Stock pledged by Paul Herchman, Chairman of the Board and Chief Executive Officer of the Company, to a banking institution. The stock was pledged to the bank to collateralize payment on a $170,000 loan between Paul Herchman and the bank. The current balance on the loan as of March 27, 2000 is approximately $89,000. The pledged stock would be repurchased by the Company upon request from the bank if the loan is in default.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

          (1) Financial Statements:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1998 and 1999..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................  F-6
Consolidated Notes to Financial Statements..................  F-7
(2) Financial Statement Schedule:
     Schedule II -- Valuation and Qualifying Accounts.......  F-16

        (3) Exhibits

          The exhibits filed as a part of this report are listed under "Exhibits" at subsection (c) of this Item 14.

     (b) Reports on Form 8-K:

     No report on Form 8-K was filed on behalf of the Registrant during the last quarter of the Company's 1999 fiscal year.

     (c) Exhibits:

        EXHIBIT
         NUMBER                              EXHIBIT DESCRIPTION
        -------                              -------------------
           2.1           -- Agreement and Plan of Merger, dated as of February 18,
                            1999 between Diagnostic Health Services, Inc. and the
                            Company.(8)
           3.1           -- Amended and Restated Articles of Incorporation of the
                            Company.(1)
           3.2           -- Amended and Restated Bylaws of the Company.(1)
           4.1           -- Specimen of Company Common Stock Certificate.(1)
           4.2           -- Warrant to Purchase 15,651 shares of Common Stock of the
                            Company dated July 27, 1995 between the Company and Paul
                            R. Herchman.(1)
          10.1           -- Medical Alliance, Inc. 1994 Amended and Restated
                            Long-Term Incentive Plan.(2)(4)
          10.2           -- Employment Agreement between the Company and Paul
                            Herchman.(1)(4)
          10.3           -- Employment Agreement between the Company and Gary
                            Hill.(7)(4)
          10.4           -- Lease Agreement.(1)
          10.5           -- Strategic Alliance Agreement, dated as of December 19,
                            1996, by and between Laserscope and the Company.(6)
          10.6           -- Strategic Alliance Agreement, dated as of January 1,
                            1997, by and between Valleylab, Inc. and the Company.(6)
          10.7           -- Exclusive Provider Agreement, dated as of February 9,
                            1997, by and between Imagyn Medical, Inc. and the
                            Company.(6)
          10.8           -- Paul Herchman Severance Agreement.(8)
          10.9           -- Voting Agreement, dated as of February 18, 1999, by and between Diagnostic Health Services, Inc., MAI Acquisition
                            Corp., and Medical Alliance, Inc.(8)
          12.1           -- Subsidiaries of the Company.(1)
          27.1           -- Financial Data Schedule.(3)

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

(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                               NUMBER
                                                               ------
Report of Independent Accountants...........................   F-2

Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................   F-3

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998
  and 1999..................................................   F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1998 and 1999..............   F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997,
  1998 and 1999.............................................   F-6

Consolidated Notes to Financial Statements..................   F-7

Schedule II -- Valuation and Qualifying Accounts for the
  years ended December 31, 1997, 1998 and 1999..............   F-16

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the consolidated financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Medical Alliance, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 27 present fairly, in all material respects, the financial position of Medical Alliance, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 27 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                 PricewaterhouseCoopers LLP

Dallas, Texas
February 4, 2000

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                                                 1998          1999
                                                              -----------   -----------
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................  $14,377,781   $13,393,646
  Accounts receivable, less allowance for doubtful accounts
     of approximately $1,002,000 and $624,000,
     respectively...........................................    1,711,558     2,080,143
  Prepaid expenses and other current assets.................    1,033,129     1,525,576
  Refundable federal and state income taxes.................      205,297        49,508
  Deferred income taxes.....................................      488,918       263,331
                                                              -----------   -----------
          Total current assets..............................   17,816,683    17,312,204
Property and equipment, net.................................    5,926,150     5,905,091
Intangible assets, net of amortization of approximately
  $266,000 and $315,000, respectively.......................      778,232       729,143
                                                              -----------   -----------
          Total assets......................................  $24,521,065   $23,946,438
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   356,509   $   673,539
  Accrued expenses..........................................      789,238       634,890
  Capital lease obligations.................................      202,593        73,123
  Deferred revenue..........................................       92,139         3,546
                                                              -----------   -----------
          Total current liabilities.........................    1,440,479     1,385,098
Capital lease obligations, net of current maturities........       37,336        15,689
Deferred income taxes.......................................      488,918       263,331
                                                              -----------   -----------
          Total liabilities.................................    1,966,733     1,664,118
                                                              -----------   -----------
Commitments (Note 7)
Stockholders' equity:
  Common stock, $0.002 par value, 30,000,000 shares
     authorized, 6,394,282 and 6,423,355 shares issued and
     6,117,079 and 6,090,052 shares outstanding,
     respectively...........................................       12,753        12,812
  Capital in excess of par value............................   26,664,309    26,701,496
  Accumulated deficit.......................................   (3,277,976)   (3,482,837)
Treasury stock at cost, 277,203 and 333,303 shares,
  respectively..............................................     (844,754)     (949,151)
                                                              -----------   -----------
          Total stockholders' equity........................   22,554,332    22,282,320
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $24,521,065   $23,946,438
                                                              ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                           1997          1998          1999
                                                        -----------   -----------   -----------
Net revenue...........................................  $18,821,125   $16,132,206   $17,104,682
                                                        -----------   -----------   -----------
Costs and expenses:
  Salaries and benefits...............................    8,352,623     7,327,343     7,751,062
  Selling, general and administrative.................    7,857,136     6,306,234     6,709,966
  Depreciation and amortization.......................    3,152,491     2,337,183     2,400,575
  Provision for uncollectible accounts................    3,870,925     1,690,293     1,130,183
                                                        -----------   -----------   -----------
          Total costs and expenses....................   23,233,175    17,661,053    17,991,786
                                                        -----------   -----------   -----------
          Operating loss..............................   (4,412,050)   (1,528,847)     (887,104)
                                                        -----------   -----------   -----------
Other (income) expense:
  Interest income and other, net......................     (778,351)     (814,570)     (723,522)
  Interest expense....................................      111,578        59,306        41,279
                                                        -----------   -----------   -----------
          Total other (income) expense................     (666,773)     (755,264)     (682,243)
                                                        -----------   -----------   -----------
Loss before income taxes..............................   (3,745,277)     (773,583)     (204,861)
Benefit for income taxes..............................     (848,267)           --            --
                                                        -----------   -----------   -----------
Net loss..............................................  $(2,897,010)  $  (773,583)  $  (204,861)
                                                        ===========   ===========   ===========
Net loss per share (basic)............................  $     (0.48)  $     (0.12)  $     (0.03)
                                                        ===========   ===========   ===========
Net loss per share (diluted)..........................  $     (0.48)  $     (0.12)  $     (0.03)
                                                        ===========   ===========   ===========
Weighted average number of common shares outstanding
  (in thousands) (basic)..............................        6,061         6,214         6,131
Weighted average number of common shares outstanding
  (in thousands) (diluted)............................        6,061         6,214         6,131

   The accompanying notes are an integral part of the consolidated financial statements.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                           RETAINED
                                        COMMON STOCK       CAPITAL IN      EARNINGS                     TOTAL
                                     -------------------    EXCESS OF    (ACCUMULATED   TREASURY    STOCKHOLDERS'
                                      SHARES     AMOUNT     PAR VALUE     (DEFICIT)       STOCK        EQUITY
                                     ---------   -------   -----------   ------------   ---------   -------------
Balance at December 31, 1996.......  5,965,744   $11,948   $25,746,292   $   392,617    $ (65,944)   $26,084,913
  Issuance of common stock.........     22,174        44       252,183                                   252,227
  Options and warrants exercised...    169,382       339       237,578                                   237,917
  Net loss.........................                                       (2,897,010)                 (2,897,010)
                                     ---------   -------   -----------   -----------    ---------    -----------
Balance at December 31, 1997.......  6,157,300   $12,331    26,236,053    (2,504,393)     (65,944)    23,678,047
                                     ---------   -------   -----------   -----------    ---------    -----------
  Options exercised................    211,279       422       428,256                                   428,678
  Treasury stock purchases.........   (251,500)                                          (778,810)      (778,810)
  Net loss.........................                                         (773,583)                   (773,583)
                                     ---------   -------   -----------   -----------    ---------    -----------
Balance at December 31, 1998.......  6,117,079   $12,753   $26,664,309   $(3,277,976)   $(844,754)   $22,554,332
                                     ---------   -------   -----------   -----------    ---------    -----------
  Options exercised................     29,073        59        37,187                                    37,246
  Treasury stock purchases.........    (56,100)                                          (104,397)      (104,397)
  Net loss.........................                                         (204,861)                   (204,861)
                                     ---------   -------   -----------   -----------    ---------    -----------
Balance at December 31, 1999.......  6,090,052   $12,812   $26,701,496   $(3,482,837)   $(949,151)   $22,282,320
                                     =========   =======   ===========   ===========    =========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                              1997           1998           1999
                                                           -----------    -----------    -----------
Cash flows from operating activities
  Net loss...............................................  $(2,897,010)   $  (773,583)   $  (204,861)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Loss on joint venture................................       56,540             --             --
    Gain from disposal of equipment......................           --        (18,513)       (29,849)
    Provision for uncollectible accounts.................    3,870,925      1,690,293      1,130,183
    Depreciation and amortization........................    3,152,491      2,337,183      2,400,575
    Deferred income taxes................................      (64,642)            --             --
  Changes in assets and liabilities net of effects from
    acquisitions:
    Accounts receivable..................................   (2,171,511)      (686,405)    (1,498,767)
    Prepaid expenses and other current assets............   (2,021,322)     1,247,915       (336,658)
    Accounts payable and accrued expenses................   (1,518,457)    (1,120,869)       162,683
    Deferred revenue.....................................      (17,686)       (71,837)       (88,593)
    Other................................................       (2,773)            --             --
                                                           -----------    -----------    -----------
         Net cash (used in) provided by operating
           activities....................................   (1,613,445)     2,604,184      1,534,713
                                                           -----------    -----------    -----------
Cash flows from investing activities:
  Capital expenditures...................................   (3,301,515)    (2,566,243)    (2,281,917)
  Net proceeds from sale of equipment....................       83,753         51,784         51,223
  Payment for acquisitions...............................     (605,978)            --             --
  Change in restricted cash..............................       31,000             --             --
  Other..................................................           --        (15,740)            --
                                                           -----------    -----------    -----------
         Net cash used in investing activities...........   (3,792,740)    (2,530,199)    (2,230,694)
                                                           -----------    -----------    -----------
Cash flows from financing activities:
  Repayment of capital lease obligations.................     (444,542)      (248,650)      (221,003)
  Purchase of treasury shares............................           --       (778,810)      (104,397)
  Proceeds from issuance of common stock.................      237,917        428,678         37,246
  Other..................................................        9,601             --             --
                                                           -----------    -----------    -----------
         Net cash used in financing activities...........     (197,024)      (598,782)      (288,154)
                                                           -----------    -----------    -----------
Net decrease in cash and cash equivalents................   (5,603,209)      (524,797)      (984,135)
Cash and cash equivalents at beginning of year...........   20,505,787     14,902,578     14,377,781
                                                           -----------    -----------    -----------
Cash and cash equivalents at end of year.................  $14,902,578    $14,377,781    $13,393,646
                                                           ===========    ===========    ===========
Supplemental disclosures of cash flow information:
  Interest paid..........................................  $   111,578    $    63,906    $    31,317
  Income taxes paid......................................    1,256,854             --             --
Supplemental schedule of noncash investing and financing
  activities:
  Capital lease obligations incurred.....................           --             --         69,886
The Company has acquired businesses, as follows:
  Fair value of assets acquired..........................      831,082             --             --
  Goodwill recorded......................................      812,362             --             --
  Less:
    Fair value of common stock...........................     (252,227)            --             --
    Cash paid............................................     (605,978)            --             --
                                                           -----------    -----------    -----------
         Liabilities assumed.............................  $   785,239    $        --    $        --
                                                           ===========    ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION

     Medical Alliance, Inc. ("Medical Alliance") provides office based surgical services which allow certain minimally invasive operative and diagnostic procedures to be performed in the physician's office. Medical Alliance was incorporated in Texas in 1989 and is headquartered in Irving, Texas. Medical Alliance provides its services throughout the United States. Medical Alliance in 1993 created two new wholly-owned subsidiaries. MAI Safety Compliance Services, Inc. provided assistance to physician offices and other alternate site healthcare facilities to comply with O.S.H.A. standards. Physicians Marketing Services, Inc. provided group advertising services to physicians who utilize Medical Alliance's office based medical services and currently sells medical equipment and devices to physicians.

     The accompanying consolidated financial statements include the accounts of Medical Alliance and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents -- The Company considers all investments with maturities of 90 days or less at the time of purchase to be cash equivalents. The Company maintains a significant portion of its cash balances with one financial institution. These deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a limit of $100,000 per bank. At December 31, 1998 and December 31, 1999, the Company had approximately $13,000,000 and $12,800,000 invested in high quality and high investment grade instruments which mainly consist of commercial paper. As a result of the foregoing, the Company believes that credit and market risk in such instruments is minimal.

     Property and Equipment -- Property and equipment purchases are recorded at cost. Depreciation is provided by the straight-line method over existing useful lives ranging from three to five years. Effective January 1, 1998, the Company extended the estimated useful lives on certain medical equipment and established residual values on such equipment based on historical experience. The change in accounting estimate had the effect of reducing depreciation expense and the net loss by approximately $803,000 or $0.13 per share for the year ended December 31, 1998. Repairs and maintenance are charged directly to expense as incurred. Maintenance contracts are amortized over their respective contracted period. Upon sale or retirement of equipment the cost and related accumulated depreciation are eliminated and the resulting gain or (loss) is included in the consolidated statement of operations as other income (expense).

     Intangibles -- Goodwill is the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over three to thirty years. The carrying value of goodwill is continually reviewed for recoverability. If the review indicates that goodwill will not be recoverable, as determined based on undiscounted cash flows, the carrying value of the goodwill is reduced by the estimated shortfall of discounted cash flows.

     Income Taxes -- The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Revenue Recognition -- The Company recognizes revenue in most instances upon completion of the surgical procedures performed with the Company's equipment. Revenue for procedures that require two or more treatments and is collected as a global fee, is recognized in equal amounts over the course of the treatments. Revenue is presented net of negotiated contractual discounts and field discounts.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

     Deferred Revenue -- The Company organizes certain training seminars for physician utilizers. Revenues are recognized when the seminars are held. Additionally, certain procedures require multiple treatments and revenues received in advance are deferred until subsequent procedures are performed.

     Stock-Based Compensation -- The Company has elected to account for employee stock-based compensation as prescribed in Accounting Principles Board (APB) No. 25 as opposed to the fair value method prescribed by (SFAS) No. 123 "Accounting for Stock-Based Compensation." However, pro forma disclosure as prescribed by SFAS No. 123 for all such equity awards is included in these annual financial statements.

     Earnings Per Share -- Basic earnings per share have been computed by dividing net income applicable to common stock by the weighted average of shares of common stock outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and equivalents outstanding. In years when the Company incurs a net loss, equivalents are excluded from the calculation as inclusion of such shares would be antidilutive.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, particularly accounts receivable, and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may, in some instances, differ from previously estimated amounts.

     Recently Issued Accounting Standards -- Recently issued accounting standards, effective for the Company for 1999 are summarized below. These accounting standards have no current effect on the Company's financial statements.

     In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company has concluded that this standard does not have a material impact on its financial position or its results of operations.

     Reclassifications -- During 1999, reclassifications of prior year information have been made to conform with current year presentation. These reclassifications had no effect on net loss, stockholders equity, or cashflows.

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                           DECEMBER 31,
                                          ----------------------------------------------
                                             1998        LIFE         1999        LIFE
                                          -----------   -------   ------------   -------
Medical equipment.......................  $ 9,213,089   5 years   $ 10,529,256   5 years
Furniture and fixtures..................    2,140,049   3 years      2,301,362   3 years
Vehicles................................    1,255,940   4 years      1,997,208   4 years
Leasehold improvements..................       53,361   3 years         53,361   3 years
Equipment under capital leases..........    1,493,533   5 years      1,563,419   5 years
                                          -----------             ------------
                                           14,155,972               16,444,606
Less accumulated depreciation and
  amortization..........................   (8,229,822)             (10,539,515)
                                          -----------             ------------
          Net property and equipment....  $ 5,926,150             $  5,905,091
                                          ===========             ============

     Depreciation expense related to property and equipment was $3,065,000, $2,231,000 and $2,351,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Accumulated amortization related to

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
equipment under capital leases was approximately $1,195,000 and $1,388,000 at December 31, 1998 and December 31, 1999, respectively.

4. SHARE REPURCHASE PROGRAM

     On May 14, 1998, the Company commenced a share repurchase program of up to one million shares of the Company's Common Stock. The purchases were to be made from time to time over the next twelve months at prices then prevailing on the Nasdaq National Market System or in privately negotiated transactions. From May 14, 1998 thru October 31, 1998, the Company repurchased 251,500 shares of the Company's stock at a total cost of $778,810. This share repurchase program was terminated by the Company's Board of Directors in November 1998.

     Furthermore, on November 10, 1999, the Company commenced a share repurchase program of up to one million shares of the Company's Common Stock. The purchases were to be made from time to time over the next twelve months at prices then prevailing on the Nasdaq National Market System or in privately negotiated transactions. From November 10, 1999 through December 14, 1999, the Company repurchased 56,100 shares of the Company's stock at a total cost of $104,397. The share repurchase program was terminated by the Company's Board of Directors in December 1999.

5. STOCK-BASED COMPENSATION PLANS

     The Company sponsors the "Medical Alliance, Inc. Amended and Restated 1994 Long-Term Incentive Plan'(the "1994 Plan"), a stock-based incentive compensation plan which is described below. The Company applies APB Opinion 25 and related Interpretations in accounting for the 1994 Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the 1994 Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

     Under the Amended and Restated Long-Term Incentive Plan of 1994, the Company is authorized to issue up to 1,624,290 shares of common stock pursuant to awards granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, shares of restricted stock, stock appreciation rights, performance shares, and/or stockunits. Awards may be granted to selected employees, directors, consultants or advisors of the Company or any subsidiary. However, incentive stock options may be granted only to employees, and non-employee directors may be granted awards only in the manner and on the terms and conditions set forth in the 1994 Plan.

  Employee Stock Options

     The 1994 Plan provides that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. The stock options granted in 1997, 1998, and 1999 have varying contractual terms, ranging from approximately two to five years, and varying vesting dates, which range from the day immediately following the date of grant to three years following the date of grant. In accordance with APB 25, the Company has not recognized compensation cost for stock options granted in 1997, 1998 and 1999.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

     A summary of the Company's stock options as of December 31, 1997, 1998, and 1999 and the changes during the years then ended on those dates is presented below:

                                              1997                     1998                     1999
                                     ----------------------   ----------------------   ----------------------
                                                   WEIGHTED                 WEIGHTED                 WEIGHTED
                                     # SHARES OF   AVERAGE    # SHARES OF   AVERAGE    # SHARES OF   AVERAGE
                                     UNDERLYING    EXERCISE   UNDERLYING    EXERCISE   UNDERLYING    EXERCISE
                                       OPTIONS      PRICES      OPTIONS      PRICES      OPTIONS      PRICES
                                     -----------   --------   -----------   --------   -----------   --------
Outstanding at beginning of the
  year.............................    837,478      $2.41       971,086      $3.35       909,542      $3.60
Granted............................    508,760       7.54       282,040       3.71       471,369       2.02
Exercised..........................    135,661       1.44       211,279       2.03        29,073       1.28
Forfeited..........................    239,491       8.62       132,305       5.03       178,997       3.98
Expired............................                                                      278,695       2.38
Outstanding at the end of year.....    971,086       3.35       909,542       3.60       894,146       3.05
Exercisable at end of year.........    559,201       2.14       429,125       2.82       236,534       3.90
Weighted-average fair value of
  options granted during the
  year.............................                 $4.78                    $1.90                    $1.27

     The fair value of each stock option granted is estimated on the date of grant using the "Black Scholes" option-pricing model with the following weighted-average assumptions for grants in 1997, 1998 and 1999, respectively: dividend yield of 0.00% for all years; risk-free interest rates are different for each grant and range from 6.04%, 5.41% and 6.12%; the expected lives of options are different for each grant and range from 4.42 years, 5.0 years, and
5.0 years; and volatility of the options range from 83.31%, 61.69% and 70.12%.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                    OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                 --------------------------                      -------------------------
                                   NUMBER       WGTD. AVG.                         NUMBER       WGTD. AVG.
                                 OUTSTANDING     REMAINING       WGTD. AVG.      EXERCISABLE     EXERCISE
RANGE OF EXERCISE PRICES         AT 12/31/99    CONTR. LIFE    EXERCISE PRICE    AT 12/31/99      PRICE
------------------------         -----------    -----------    --------------    -----------    ----------
$0.03 to $5.00.................    871,146         7.29            $2.88           218,367        $3.40
$5.01 to $13.50................     23,000         5.51             9.44            18,167         9.90
                                   -------         ----            -----           -------        -----
          Total................    894,146         7.24            $3.05           236,534        $3.90
                                   =======         ====            =====           =======        =====

  Pro Forma Net Income and Net Income Per Common Share

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net income per common share for 1997, 1998, and 1999 would approximate the pro forma amounts below.

                                       REPORTED       PRO FORMA     REPORTED      PRO FORMA     REPORTED     PRO FORMA
                                       12/31/97       12/31/97      12/31/98      12/31/98      12/31/99     12/31/99
                                      -----------    -----------    ---------    -----------    ---------    ---------
SFAS 123 charge.....................  $      0.00    $   321,607    $    0.00    $   324,794    $    0.00    $ 264,939
APB25 charge........................         0.00           0.00         0.00           0.00         0.00         0.00
Net loss applicable to common
  stock.............................   (2,897,010)    (3,101,577)    (773,583)    (1,098,377)    (204,861)    (469,800)
Net loss per common share...........  $     (0.48)   $     (0.51)   $   (0.12)   $     (0.18)   $   (0.03)   $   (0.08)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

6. INCOME TAXES

     The income tax provisions consisted of the following:

                                                      FOR YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1997         1998        1999
                                                    ---------    --------    --------
Current provisions:
  Federal.........................................  $(820,952)   $     --    $     --
  State...........................................     37,327          --          --
                                                    ---------    --------    --------
          Total current...........................   (783,625)         --          --
                                                    ---------    --------    --------
Deferred provisions:
  Federal.........................................    (51,477)    (26,570)         --
  State...........................................    (13,165)     26,570          --
                                                    ---------    --------    --------
          Total deferred..........................    (64,642)         --          --
                                                    ---------    --------    --------
          Total provisions benefit)...............  $(848,267)   $     --    $     --
                                                    =========    ========    ========

     For the years ended December 31, 1997, 1998, and 1999 the Company generated tax operating losses. The net operating loss carryforward at December 31, 1999 approximates $2,268,168 and, if not utilized, will expire between 2012 and 2019.

     The components of the net deferred tax asset (liability) as of December 31, 1998 and 1999 were as follows:

                                              DECEMBER 31, 1998         DECEMBER 31, 1999
                                           -----------------------   -----------------------
                                            ASSETS     LIABILITIES    ASSETS     LIABILITIES
                                           ---------   -----------   ---------   -----------
Deferred revenue.........................  $  34,368    $     --     $   1,323    $     --
Depreciation.............................         --      28,270            --     146,017
Doubtful accounts........................    373,690          --       232,861          --
Compensation.............................     48,645          --        52,696          --
State and sales tax......................     47,990          --        27,129          --
Section 481(a) adjustment................         --     777,133            --     302,319
Net operating loss carryforward..........    832,508          --       771,177
Other....................................    110,568          --        60,115          --
Valuation allowance......................   (642,366)         --      (696,965)         --
                                           ---------    --------     ---------    --------
          Total..........................  $ 805,403    $805,403     $ 448,336    $448,336
                                           =========    ========     =========    ========

     Deferred income taxes totaling $488,918 and $263,331 at December 31, 1998 and 1999, are included in current assets, respectively. Noncurrent deferred income tax liabilities totaled $488,918 and $263,331 at December 31, 1998 and 1999, respectively. Due to uncertainty regarding the realization of the Company's net deferred tax asset, the Company has booked a valuation allowance of $696,965 in the current year. The valuation allowance will be reduced in future years as the Company realizes the deferred tax assets or it is determined the deferred tax asset is more likely than not to be realized.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

     The effective income tax rate varies from the federal statutory rate for the years ended December 31, 1997, 1998 and 1999 as follows:

                                                                  DECEMBER 31,
                                                            -------------------------
                                                            1997      1998      1999
                                                            -----    ------    ------
Federal statutory rate....................................   34.0%     34.0%     34.0%
Disallowance of meals and entertainment...................   (0.8)    (3.17)   (11.44)
Addition to valuation allowance...........................  (11.3)   (28.59)   (26.65)
State taxes (net of federal benefit)......................   (0.5)    (2.27)     5.01
Other.....................................................    1.2       .41     (0.09)
Officers life insurance...................................     --      (.38)     (.83)
                                                            -----    ------    ------
          Effective income tax rate.......................   22.6%        0%        0%
                                                            =====    ======    ======

7. LEASE COMMITMENTS

     The Company leases office space and vans under operating leases and certain medical equipment under both capital and operating leases. The Company currently leases office space under noncancellable operating leases which expire on various dates through February 2005. Future minimum rental payments under these capital and operating leases subsequent to December 31 are as follows:

                                                              CAPITAL    OPERATING
YEAR ENDING DECEMBER 31                                        LEASES     LEASES
-----------------------                                       --------   ---------
2000........................................................  $ 77,197   $293,206
2001........................................................    16,091    181,226
2002........................................................        --    103,812
2003........................................................        --     25,440
2004........................................................        --     25,440
                                                              --------
          Total future minimum lease payments...............  $ 93,288
Less amounts representing interest..........................    (4,476)
                                                              --------
          Present value of future minimum lease payments....    88,812
Less current maturities.....................................   (73,123)
                                                              --------
          Long-term capital lease obligations...............  $ 15,689
                                                              ========

Rent expense for the years ended December 31, 1997, 1998 and 1999 under operating leases was approximately $1,960,000, $1,308,000, and $664,000 respectively.

8. EARNINGS PER SHARE

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             1997          1998         1999
                                                          -----------   ----------   ----------
BASIC AND DILUTED:
Weighted average of common shares outstanding...........    6,060,950    6,213,747    6,130,882
Net loss................................................  $(2,897,010)  $ (773,583)  $ (204,861)
Net loss per share......................................  $     (0.48)  $    (0.12)  $    (0.03)
                                                          ===========   ==========   ==========

Options and warrants excluded from the dilutive earnings per share computation because to do so would have been antidilutive (including contingent options and warrants) totaled 986,696, 925,152 and 894,146 as of December 31, 1997, 1998 and
1999, respectively.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

9. CONCENTRATION OF SUPPLIERS

     The Company currently buys its laser equipment, the main component of its services, from four suppliers. Although there are a limited number of manufacturers of this equipment, management believes that other suppliers could provide similar laser equipment on comparable terms.

10. RELATED PARTIES

     The Company paid Montgomery, Baggett and Drews, L.L.P. ("MBD"), certified public accountants, and affiliates of MJ Capital Partners, L.P. and MJ Capital Corporation, approximately $58,000 in 1997, $55,000 in 1998, and $65,000 in 1999
for professional fees. MBD and its affiliates own 249,126 shares of the Company's common stock.

     Effective September 11, 1998, the Company entered into an arrangement whereby the Company would agree to repurchase 242,000 shares of common stock pledged by an officer of the Company to a banking institution. The stock was pledged to the bank to collateralize payment on a $170,000 loan between the officer of the Company and the bank. The current balance on the loan as of March 27, 2000 is approximately $89,000. The pledged stock would be repurchased by the Company upon request from the bank if the loan is in default.

11. EMPLOYEE BENEFITS

     Effective January 1, 1993, a tax deferred savings plan under Section 401(k) of the Internal Revenue Code was established. The plan covers all full-time employees who are twenty-one years of age with one year of service. Employees may contribute to the plan up to a maximum of 15% of their salary with a maximum contribution of $10,000 in 1999. Employees are immediately vested in their contributions. The Company may contribute an amount as determined by the Board of Directors. Effective January 1, 1996, the Company began matching 15% of employee contributions totaling approximately $28,000 in 1997, $35,000 in 1998 and $42,000 in 1999.

12. ACQUISITIONS

     On January 21, 1997, the Company completed the acquisition of substantially all of the assets of Stone Treatment Center of New England, Inc., a Rhode Island corporation. For cash paid of $238,280 and $252,227 of common stock, the Company recorded assets and assumed liabilities as follows:

Property, equipment, and other assets...................   $ 583,676
Goodwill................................................     616,797
Accounts payable........................................    (709,966)
                                                           ---------
                                                           $ 490,507
                                                           =========

     The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Stone Treatment Center of New England, Inc. is included in the consolidated operating results from the date of acquisition. The pro forma effect of the acquisition was not material to the results of operations or financial position of the Company. Additionally, the Company completed the acquisitions of Continuum Biomedical, Inc., Southeast Medical Distributors of Louisiana, Inc., and Mobile Laser Services in California during the calendar year of 1997. The total purchase price was $367,699. These asset purchases were accounted for under the purchase method of accounting resulting in the recording of $192,791 in goodwill, $247,408 in property and equipment. The pro forma effect of the acquisitions was not material to the results of operations or financial position of the Company.

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short term nature.

14. REPORTABLE SEGMENTS

     The table below presents information about the reported operating results and net assets of the Company's reportable segments.

                                                               FOR THE YEAR ENDED DECEMBER 31, 1997
                                                              --------------------------------------
                                                               MEDICAL       AESTHETIC
                                                               SURGICAL      ELECTIVE        TOTAL
                                                              ----------    -----------    ---------
                                                                          (IN THOUSANDS)
Operating revenues from external customers (1)..............    $10,143       $ 8,678       $18,821
Operating costs.............................................     11,743         8,338        20,081
Depreciation and amortization...............................      1,387         1,765         3,152
Interest income and other, net..............................        417           361           778
Interest expense............................................         56            56           112
Benefit for income taxes....................................        424           424           848
Segment loss................................................     (2,201)         (696)       (2,897)
Segment assets..............................................     12,376        14,129        26,505

---------------

(1) Includes company sponsored seminar revenues of $525,000 allocated evenly between medical surgical and aesthetic elective.

                                                               FOR THE YEAR ENDED DECEMBER 31, 1998
                                                              --------------------------------------
                                                               MEDICAL       AESTHETIC
                                                               SURGICAL      ELECTIVE        TOTAL
                                                              ----------    -----------    ---------
                                                                          (IN THOUSANDS)
Operating revenues from external customers..................    $ 7,941       $ 8,191       $16,132
Operating costs.............................................      8,598         6,726        15,324
Depreciation and amortization...............................        929         1,408         2,337
Interest income and other, net..............................        407           408           815
Interest expense............................................         30            29            59
Segment income (loss).......................................     (1,209)          435          (774)
Segment assets..............................................     10,889        13,632        24,521

                                                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                                        ------------------------------------------
                                                        MEDICAL    AESTHETIC   EQUIPMENT
                                                        SURGICAL   ELECTIVE      SALES      TOTAL
                                                        --------   ---------   ---------   -------
                                                                      (IN THOUSANDS)
Operating revenues from external customers............  $ 8,902     $ 7,657      $546      $17,105
Operating costs.......................................    8,441       6,598       553       15,592
Depreciation and amortization.........................      798       1,602         0        2,401
Interest income and other, net........................      362         362         0          724
Interest expense......................................       21          20         0           41
Segment income (loss).................................        3        (202)       (6)        (205)
Segment assets........................................   10,444      13,111       391       23,946

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES

15. SUBSEQUENT EVENT

     On January 24, 2000, the Company announced that is has retained Dallas-based Hoak Breedlove Wesneski & Co. to act as its financial advisor in connection with the possible sale of its medical business. The Company also announced that it intends to consider opportunities to merge with or acquire a business or businesses in high growth industries, with a focus on the Internet and technology sectors.

                                                                     SCHEDULE II

                             MEDICAL ALLIANCE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                      COLUMN B      COLUMN C      COLUMN D      COLUMN E
--------                                    ------------   ----------   ------------   ----------
                                             BALANCE AT    CHARGED TO                  BALANCE AT
                                            BEGINNING OF   COSTS AND                     END OF
                                               PERIOD       EXPENSES     DEDUCTIONS      PERIOD
                                            ------------   ----------   ------------   ----------
Year Ended December 31, 1999
  Allowance for doubtful accounts.........   $1,001,851    $1,130,183   $1,507,743(A)  $  624,291
Year Ended December 31, 1998
  Allowance for doubtful accounts.........    2,554,705     1,690,293    3,243,147(A)   1,001,851
Year Ended December 31, 1997
  Allowance for doubtful accounts.........    1,859,621     3,870,925    3,175,841(A)   2,554,705

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

Date: March 30, 2000

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                  /s/ PAUL HERCHMAN                    Chairman of the Board and        March 30, 2000
-----------------------------------------------------    Chief Executive Officer
                    Paul Herchman

                    /s/ GARY HILL                      President, Chief Operating       March 30, 2000
-----------------------------------------------------    Officer, and Director
                      Gary Hill

               /s/ DAVID KALLENBERGER                  Director                         March 30, 2000
-----------------------------------------------------
                 David Kallenberger

                 /s/ TONY LEVECCHIO                    Director                         March 30, 2000
-----------------------------------------------------
                   Tony LeVecchio

                 /s/ TOM MONTGOMERY                    Director                         March 30, 2000
-----------------------------------------------------
                   Tom Montgomery

                  /s/ LEON PRITZKER                    Director                         March 30, 2000
-----------------------------------------------------
                    Leon Pritzker

                   /s/ JIM SILCOCK                     Director                         March 30, 2000
-----------------------------------------------------
                     Jim Silcock

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                              EXHIBIT DESCRIPTION
        -------                              -------------------
           2.1           -- Agreement and Plan of Merger, dated as of February 18,
                            1999 between Diagnostic Health Services, Inc. and the
                            Company.(8)
           3.1           -- Amended and Restated Articles of Incorporation of the
                            Company.(1)
           3.2           -- Amended and Restated Bylaws of the Company.(1)
           4.1           -- Specimen of Company Common Stock Certificate.(1)
           4.2           -- Warrant to Purchase 15,651 shares of Common Stock of the
                            Company dated July 27, 1995 between the Company and Paul
                            R. Herchman.(1)
          10.1           -- Medical Alliance, Inc. 1994 Amended and Restated
                            Long-Term Incentive Plan.(2)(4)
          10.2           -- Employment Agreement between the Company and Paul
                            Herchman.(1)(4)
          10.3           -- Employment Agreement between the Company and Gary
                            Hill.(4)(7)
          10.4           -- Lease Agreement.(1)
          10.5           -- Strategic Alliance Agreement, dated as of December 19,
                            1996, by and between Laserscope and the Company.(6)
          10.6           -- Strategic Alliance Agreement, dated as of January 1,
                            1997, by and between Valleylab, Inc. and the Company.(6)
          10.7           -- Exclusive Provider Agreement, dated as of February 9,
                            1997, by and between Imagyn Medical, Inc. and the
                            Company.(6)
          10.8           -- Paul Herchman Severance Agreement.(8)
          10.9           -- Voting Agreement, dated as of February 18, 1999, by and between Diagnostic Health Services, Inc., MAI Acquisition
                            Corp., and Medical Alliance, Inc.(8)
          12.1           -- Subsidiaries of the Company.(1)
          27.1           -- Financial Data Schedule.(3)

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

(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.