Form 10-Q
period 2000-03-31
MEDICAL ALLIANCE INC
filed 2000-05-15
CIK 1018913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _______________


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

As of May 10, 2000, there were 6,114,523 shares outstanding of the registrant's common stock, $0.002 par value.


================================================================================

                                     INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                     PAGE NO.
                                                                                                     --------
ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED):

              Consolidated Balance Sheets
                    March 31, 2000 and December 31, 1999................................................3

              Consolidated Statements of Operations
                  Three months ended March 31, 2000 and 1999............................................4

              Consolidated Statements of Cash Flows
                    Three months ended March 31, 2000 and 1999 .........................................5

              Consolidated Statement of Stockholders' Equity............................................6
                    Three months ended March 31, 2000

              Notes to Consolidated Financial Statements ...............................................7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................................................8

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................10


                                          PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.........................................................10

              Signatures...............................................................................12

                    MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2000 AND DECEMBER 31, 1999 (UNAUDITED)


ASSETS


                                                                                        2000            1999
                                                                                    ------------    ------------
Current assets:
         Cash and cash equivalents ..............................................   $ 13,227,241    $ 13,393,646
         Accounts receivable, less allowance for doubtful accounts
         of $650,000 and $624,000, respectively .................................      2,420,727       2,080,143
         Prepaid expenses and other current assets ..............................      1,872,981       1,525,576
         Refundable federal and state income taxes...............................         43,839          49,508
         Deferred income taxes...................................................        263,331         263,331
                                                                                    ------------    ------------
         Total current assets ...................................................     17,828,119      17,312,204
                                                                                    ------------    ------------
Property and equipment, net .....................................................      5,805,946       5,905,091
                                                                                    ------------    ------------
Other assets:
         Intangible assets, net of amortization of
         $324,000 and $315,000, respectively ....................................        719,867         729,143
                                                                                    ------------    ------------
         Total assets ...........................................................   $ 24,353,932    $ 23,946,438
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable .......................................................   $    842,367    $    673,539
         Accrued expenses .......................................................        559,856         643,890
         Capital lease obligations ..............................................         60,767          73,123
         Deferred revenue .......................................................          3,596           3,546
                                                                                    ------------    ------------
         Total current liabilities ..............................................      1,466,586       1,385,098
Capital lease obligations, net of current maturities ............................          4,676          15,689
Deferred income taxes ...........................................................        263,331         263,331
                                                                                    ------------    ------------
         Total liabilities ......................................................      1,734,593       1,664,118
                                                                                    ------------    ------------

Stockholders' equity:
         Common stock, $0.002 par value, 30,000,000 shares
                  authorized; 6,447,826 and 6,423,355 shares issued and 6,114,523
                  and 6,090,052 shares outstanding, respectively.................         12,861          12,812

         Capital in excess of par value .........................................     26,754,305      26,701,496
         Accumulated deficit ....................................................     (3,198,676)     (3,482,837)
         Treasury stock at cost, 333,303 shares .................................       (949,151)       (949,151)
                                                                                    ------------    ------------
         Total stockholders' equity .............................................     22,619,339      22,282,320
                                                                                    ------------    ------------
         Total liabilities and stockholders' equity .............................   $ 24,353,932    $ 23,946,438
                                                                                    ============    ============



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                              2000            1999
                                                                          ------------    ------------
Net revenue ...........................................................   $  4,835,565    $  4,126,851
                                                                          ------------    ------------
Costs and expenses:
  Salaries and benefits ...............................................      2,079,770       1,969,678
  Selling, general and administrative .................................      1,796,353       1,359,834
  Depreciation and amortization .......................................        554,674         613,954
  Provision for uncollectible accounts ................................        306,926         277,902
                                                                          ------------    ------------
     Total costs and expenses .........................................      4,737,723       4,221,368
                                                                          ------------    ------------
     Operating income (loss) ..........................................         97,842         (94,517)
                                                                          ------------    ------------
Other (income) expense:
  Interest income and other, net ......................................       (187,656)       (177,499)
  Interest expense ....................................................          1,337          11,817
                                                                          ------------    ------------
     Total other (income) expense .....................................       (186,319)       (165,682)
                                                                          ------------    ------------

Income before income taxes ............................................        284,161          71,165

Provision for income taxes ............................................            -0-          28,466
                                                                          ------------    ------------
Net income ............................................................   $    284,161    $     42,699
                                                                          ============    ============

Net income per share (basic) ..........................................   $        .05    $        .01
                                                                          ============    ============
Net income per share (diluted) ........................................   $        .05    $        .01
                                                                          ============    ============

Weighted average number of common shares and common share equivalents
(in thousands) (basic) ................................................          6,098           6,117
Weighted average number of common shares and common share equivalents
(in thousands) (diluted) ..............................................          6,313           6,179



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                        2000            1999
                                                                     ------------    ------------
 Cash flows from operating activities:
   Net income ...................................................    $    284,161    $     42,699
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for uncollectible accounts ......................         306,926         277,902
      Depreciation and amortization .............................         554,674         613,954
      Gain from disposal of equipment ...........................          (7,869)         (1,622)
      Changes in assets and liabilities:
         Accounts receivable ....................................        (647,510)       (248,329)
         Prepaid expenses and other current assets ..............        (341,736)       (376,605)
         Accounts payable and accrued expenses ..................          93,795         458,819
         Deferred revenue .......................................              49          (1,519)
                                                                     ------------    ------------
          Net cash provided by operating activities .............         242,490         765,299
                                                                     ------------    ------------
 Cash flows from investing activities:
      Property and equipment purchases ..........................        (461,380)       (646,576)
      Proceeds from disposal of equipment .......................          22,996          12,431
      Acquisition costs .........................................             -0-        (430,670)
                                                                     ------------    ------------
          Net cash used in investing activities .................        (438,384)     (1,064,815)
                                                                     ------------    ------------
 Cash flow from financing activities:
      Repayment of capital lease obligations ....................         (23,369)        (57,135)
      Proceeds from issuance of common stock ....................          52,858             -0-
                                                                     ------------    ------------
          Net cash provided by (used in) financing activities ...          29,489         (57,135)
                                                                     ------------    ------------
 Net decrease in cash and cash equivalents ......................        (166,405)       (356,651)
 Cash and cash equivalents at beginning of period ...............      13,393,646      14,377,781
                                                                     ------------    ------------
 Cash and cash equivalents at end of period .....................    $ 13,227,241    $ 14,021,130
                                                                     ============    ============
 Supplemental schedule of noncash investing and financing
   activities-capital lease obligations incurred ................           $ -0-    $     69,886
                                                                     ============    ============



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                              COMMON STOCK                                                                TOTAL
                                       ---------------------------   CAPITAL IN EXCESS   ACCUMULATED      TREASURY     STOCKHOLDERS'
                                          SHARES          AMOUNT       OF PAR VALUE        DEFICIT         STOCK          EQUITY
                                       -----------     -----------   -----------------   -----------    -----------   -------------
Balance at December 31, 1999 .....       6,090,052     $    12,812     $26,701,496       $(3,482,837)   $  (949,151)   $22,282,320
Options exercised ................          24,471              49          52,809                --             --         52,858
     Net income ..................              --              --              --           284,161             --        284,161
                                       -----------     -----------     -----------       -----------    -----------    -----------
Balance at March 31, 2000 ........       6,114,523     $    12,861     $26,754,305       $(3,198,676)   $  (949,151)   $22,619,339
                                       ===========     ===========     ===========       ===========    ===========    ===========




               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (INFORMATION OF AND FOR THE THREE MONTH PERIOD ENDED
                      MARCH 31, 2000 AND 1999 IS UNAUDITED)


1. UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated balance sheet as of March 31, 2000, and the consolidated statements of operations, and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, and the consolidated statement of stockholders' equity for the three months ended March 31, 2000, have been prepared by the Company without audit. The December 31, 1999 consolidated balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at March 31, 2000, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes of the Company for the fiscal year ended December 31, 1999 included in the Company's Form 10-K.

2. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:


                                                          MARCH 31,                  DECEMBER 31,
                                                            2000            LIFE         1999          LIFE
                                                        -------------      -------   ------------     -------

   Medical equipment .................................  $  10,858,388      5 years   $ 10,529,256     5 years
   Furniture and fixtures ............................      2,334,838      3 years      2,301,362     3 years
   Vehicles ..........................................      2,068,358      4 years      1,997,208     4 years
   Leasehold improvements ............................         59,603      3 years         53,361     3 years
   Equipment under capital leases ....................      1,538,419      5 years      1,563,419     5 years
                                                        -------------                ------------
                                                           16,859,606                  16,444,606
   Less accumulated depreciation and amortization ....    (11,053,660)                (10,539,515)
                                                        -------------                ------------
   Net property and equipment ........................  $   5,805,946                $  5,905,091
                                                        =============                ============

    Depreciation expense related to property and equipment was approximately $545,000 and $594,000 for the three months ended March 31, 2000 and 1999, respectively. Accumulated amortization related to equipment under capital leases was approximately $1,268,000 and $1,242,000 at March 31, 2000 and December 31, 1999, respectively.

3. EARNINGS PER SHARE


                                                                                THREE MONTHS ENDED
                                                                            MARCH 31,        MARCH 31,
                                                                              2000             1999
                                                                          ------------     ------------
Basic:
Weighted average number of common shares outstanding (basic) ........        6,098,209        6,117,079
                                                                          ============     ============
 Net income .........................................................     $    284,161     $     42,699
                                                                          ============     ============
 Net income per share (basic) .......................................     $        .05     $        .01
                                                                          ============     ============

Diluted:
Weighted average number of common shares outstanding (basic) ........        6,098,209        6,117,079
Incremental common shares outstanding applicable to
 "In the Money" options and warrants based on the
 average market value of the stock for the quarter ..................          214,728           61,774
                                                                          ------------     ------------
Weighted average number of common shares outstanding (diluted)  .....        6,312,937        6,178,853
                                                                          ============     ============
Net income ..........................................................     $    284,161     $     42,699
                                                                          ============     ============
Net income per share (diluted) ......................................     $        .05     $        .01
                                                                          ============     ============

    Options excluded from the diluted earnings per share computation because to do so would have been antidulitive totaled 394,800 and 477,726 as of March 31, 2000 and 1999, respectively.

4. STRATEGIC PARTNERS

    On January 24, 2000, the Company announced that it had retained Dallas-based Hoak Breedlove Wesneski & Co. to act as its financial advisor in connection with the possible sale of its medical business. The Company also announced that it intends to consider opportunities to merge with or acquire a business or businesses in high growth industries, with a focus on the Internet and technology sectors. The Company's Board of Directors continues to believe that consideration of these alternatives is in the best interest of shareholders.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    NET REVENUES. Net revenues were $4,836,000 for the three months ended March 31, 2000, compared to $4,127,000 for the three months ended March 31, 1999, an increase of $709,000 or 17%. The majority of the increase was related to sales of the Rejuvasilk 2000 microdermabrasion devices of $496,000 for the three months ended March 31, 2000. The Company had no sales related to the microdermabrasion devices during the three months ended March 31, 1999. The remainder of the revenue increase is related to the Company's core business - specifically medical surgical revenues which increased due to a higher net revenue per case of $313 for the three months ended March 31, 2000, compared to $285 for the three months ended March 31, 1999, an increase of $28 or 10%. The medical surgical net revenue per case increase is mainly due to the Company's focus on maximizing contracted reimbursement rates on existing and new managed care contracts. Total net patient service revenue per case was $213 for the three months ended March 31, 2000, compared to $206 for the three months ended March 31, 1999, an increase of $7 or 3%. Total procedure volume was 20,309 for the three months ended March 31, 2000, compared to 20,010 for the three months ended March 31, 1999, an increase of 299 or 1%.

     SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense was $2,080,000 for the three months ended March 31, 2000, compared to $1,970,000 for the three months ended March 31,1999, an increase of $110,000 or 6%. Average total full-time employees for the Company was 156 for the three months ended March 31, 2000, compared to 154 for the three months ended March 31, 1999, an increase of 2 or 1%. Salaries and benefits expense as a percentage of net revenues was 43.0% for the three months ended March 31, 2000, compared to 47.7% for the three months ended March 31, 1999. This decrease is mainly due to the Company leveraging its existing infrastructure to generate incremental revenues .

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $1,796,000 for the three months ended March 31, 2000, compared to $1,360,000 for the three months ended March 31, 1999, an increase of $436,000 or 32%. The majority of this increase is due to costs related to the sale of microdermabrasion devices of $230,000 for the three months ended March 31, 2000, compared to no costs related to sales of equipment or devices for the three months ended March 31, 1999.

    Nonrecurring charges related to the potential sale of the medical business for the three months ended March 31, 2000 were $84,000. These charges were for investment banking and legal fees.

    Vehicle expense was $198,000 for the three months ended March 31, 2000 compared to $153,000 for the three months ended March 31, 1999, an increase of $45,000 or 29%. The increase is mainly attributable to an increase in fuel costs and maintenance.

    Communications expense was $192,000 for the three months ended March 31, 2000 compared to $161,000 for the three months ended March 31, 1999 an increase of $31,000 or 19%. The increase is attributable to additional phone usage to generate additional revenues for the Company.

    Selling, general and administrative expense as a percentage of net revenues was 37.1% for the three months ended March 31, 2000, compared to 33.0% for the three months ended March 31, 1999. Without the nonrecurring charges of $84,000, selling, general and administrative expense as a percentage of net revenues would have been 35.4% for the three months ended March 31, 2000. This increase is attributable to the costs related to the sale of the microdermabrasion devices during the three months ended March 31, 2000.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $555,000 for the three months ended March 31, 2000, compared to $614,000 for the three months ended March 31, 1999, a decrease of $59,000 or 10%. This decrease is mainly due to various items of equipment being fully depreciated before or during the three months ended March 31, 2000.

    PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts was $307,000 for the three months ended March 31, 2000, compared to $278,000 for the three months ended March 31, 2000, an increase of $29,000 or 10%. As a percentage of net patient service revenue, provision for uncollectible accounts was 7.1% for the three months ended March 31, 2000, compared to 6.7% for the three months ended March 31, 1999.

    OPERATING INCOME (LOSS). Operating income was $98,000 for the three months ended March 31, 2000, compared to a loss of $95,000 for the three months ended March 31, 1999, an increase of $193,000 or 203%. This increase was primarily due to the significant increase in net revenue of $709,000 which was offset by an increase in salaries and benefits expense and selling, general, and administrative expense. The Company incurred an $84,000 nonrecurring charge during the three months ended March 31, 2000 related to the potential sale of the medical business. Without the nonrecurring charge, operating income for the three months ended March 31, 2000 would have been $182,000, an increase of $277,000 or 292% compared to the three months ended March 31, 1999.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net was $186,000 for the three months ended March 31, 2000, compared to $177,000 for the three months ended March 31, 1999, an increase of $9,000 or 5%. This was mainly attributable to the Company earning a higher rate of return on its commercial paper investments.

    PROVISION FOR INCOME TAXES. For the three months ended March 31, 1999, the Company recorded a tax provision for federal and state income taxes with an effective tax rate of 40%. For the three months ended March 31, 2000, the Company recorded no tax provision due to the utilization of the Company's $2.3 million net operating loss carryforward.

    NET INCOME. As a result of the items discussed above, the Company's net income was $284,000 or $.05 per share for the three months ended March 31, 2000, compared to $43,000 or $.01 per share for the three months ended March 31, 1999, an increase of $241,000 or 560%. The Company incurred an $84,000 nonrecurring charge during the three months ended March 31, 2000 related to the potential sale of the medical business. Without the nonrecurring charge, net income for the three months ended March 31, 2000 would have been $368,000 or $.06 per share, an increase of $325,000 or 756% compared to the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2000, the Company has an accumulated retained deficit of $3.2 million, primarily due to losses incurred during the twelve months ended December 31, 1999, 1998, and 1997.

    Net cash provided by the operating activities was $242,000 and $765,000 for the three months ended March 31, 2000 and 1999, respectively. For its investing activities, the Company consumed $438,000 and $1,065,000 for the three months ended March 31, 2000 and 1999, respectively, primarily for the purchase of medical equipment. Capital expenditures were $461,000 and $647,000 for the three months ended March 31, 2000 and 1999, respectively. Net cash provided by (used in) financing activities was $29,000 and $(57,000) for the three months ended March 31, 2000 and 1999, respectively.

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

    However, certain of the Company's medical equipment contains embedded technology that could have Y2K-related problems. The Company has polled the manufacturers and vendors of such equipment regarding Y2K compliance and, based on such polling, all equipment known to the Company to be non-Y2K compliant has been replaced or upgraded. The Company does not expect to conduct independent tests of its medical equipment to assess Y2K compliance. Based upon the Company's actions in preparation for Y2K, and responses received from its third-party vendors, the Company does not anticipate that there will be a material Y2K problem with respect to its equipment. Furthermore, because its equipment comes from third party vendors, who are being requested to replace or upgrade all non-compliant equipment, the Company does not expect that its Y2K-related expenditures with respect to embedded technology will be material and has not experienced any material Y2K problems to date.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company held its 1998 Annual Meeting of Shareholders (the "Meeting") on March 7, 2000. At this Meeting, the Company elected three directors, Paul Herchman, David Kallenberger, M.D. and Tony LeVecchio to each serve a term of office that will expire in 2002. The other directors of the Company whose term of office continues after the Meeting are Jim Silcock, Gary Hill, Tom Montgomery and Leon Pritzker. There was a total of 5,615,184 shares represented by proxy, for a total of 5,615,184 shares of Common Stock, which constituted a quorum for the transaction of business at the meeting. Votes casted for Paul Herchman were 5,604,309. Votes casted for David Kallenberger, M.D. were 5,570,334. Votes casted for Tony LeVecchio were 5,568,834.

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                  EXHIBIT DESCRIPTION

    3.1      -          Amended and Restated Articles of Incorporation of the
                        Company.(1)

    3.2      -          Amended and Restated Bylaws of the Company.(1)

    4.1      -          Specimen of Company Common Stock Certificate.(1)

    4.2      -          Warrant to Purchase 15,651 Shares of Common Stock of the
                        Company dated July 27, 1995 between the Company and Paul
                        R. Herchman.(1)

    10.1     -          Medical Alliance, Inc. 1994 Amended and Restated
                        Long-Term Incentive Plan.(2)(4)

    10.2     -          Employment Agreement between the Company and Paul
                        Herchman.(1)(4)

    10.3     -          Employment Agreement between the Company and Gary Hill.
                        (7)(4)

    10.4     -          Lease Agreement.(1)

    10.5     -          Strategic Alliance Agreement, dated as of December 19,
                        1996, by and between Laserscope and the Company.(6)

    10.6     -          Strategic Alliance Agreement, dated as of January 1,
                        1997, by and between Valleylab, Inc. and the Company.(6)

    10.7     -          Exclusive Provider Agreement, dated as of February 9,
                        1997, by and between Imagyn Medical, Inc. and the Company.(6)

    21.1     -          Subsidiaries of the Company.(1)

    27.1     -          Financial Data Schedule.(3)

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

Medical Alliance, Inc.
DATE: May 15, 2000


             Signature                                 Title
             ---------                                 -----

                                                       Chief Executive Officer
             /s/ Paul Herchman
             -------------------------------
             Paul Herchman

             /s/ Mark Novy                             Vice President of Finance
             -------------------------------
             Mark Novy

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                  EXHIBIT DESCRIPTION
-------                 -------------------

    3.1      -          Amended and Restated Articles of Incorporation of the
                        Company.(1)

    3.2      -          Amended and Restated Bylaws of the Company.(1)

    4.1      -          Specimen of Company Common Stock Certificate.(1)

    4.2      -          Warrant to Purchase 15,651 Shares of Common Stock of the
                        Company dated July 27, 1995 between the Company and Paul
                        R. Herchman.(1)

    10.1     -          Medical Alliance, Inc. 1994 Amended and Restated
                        Long-Term Incentive Plan.(2)(4)

    10.2     -          Employment Agreement between the Company and Paul
                        Herchman.(1)(4)

    10.3     -          Employment Agreement between the Company and Gary Hill.
                        (7)(4)

    10.4     -          Lease Agreement.(1)

    10.5     -          Strategic Alliance Agreement, dated as of December 19,
                        1996, by and between Laserscope and the Company.(6)

    10.6     -          Strategic Alliance Agreement, dated as of January 1,
                        1997, by and between Valleylab, Inc. and the Company.(6)

    10.7     -          Exclusive Provider Agreement, dated as of February 9,
                        1997, by and between Imagyn Medical, Inc. and the
                        Company.(6)

    21.1     -          Subsidiaries of the Company.(1)

    27.1     -          Financial Data Schedule.(3)

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