Form 10-Q
period 2000-06-30
MEDICAL ALLIANCE INC
filed 2000-08-14
CIK 1018913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

As of August 11, 2000, there were 6,119,563 shares outstanding of the registrant's common stock, $0.002 par value.


================================================================================

                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
                                        PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Balance Sheets
                    June 30, 2000 and December 31, 1999 ................................................   3

              Consolidated Statements of Operations
                  Three and Six months ended June 30, 2000 and 1999.....................................   4

              Consolidated Statements of Cash Flows
                    Six months ended June 30, 2000 and 1999 ............................................   5

              Consolidated Statement of Stockholders' Equity............................................   6
                    Six months ended June 30, 2000

              Notes to Consolidated Financial Statements ...............................................   7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................................................   8

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................   12
 .
                                          PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..........................................................   13

              Signatures................................................................................   14

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999



                                                                                              2000              1999
                                                                                          ------------      ------------
ASSETS                                                                                     (UNAUDITED)

Current assets:
    Cash and cash equivalents .......................................................     $ 13,964,229      $ 13,393,646
    Accounts receivable, less allowance for doubtful accounts
    of $582,000 and $624,000, respectively ..........................................        2,251,464         2,080,143
    Prepaid expenses and other current assets .......................................        2,039,877         1,525,576
    Refundable federal and state income taxes .......................................           43,839            49,508
    Deferred income taxes ...........................................................          263,331           263,331
                                                                                          ------------      ------------
          Total current assets ......................................................       18,562,740        17,312,204
                                                                                          ------------      ------------
Property and equipment, net .........................................................        5,731,013         5,905,091
                                                                                          ------------      ------------
Other assets:
    Intangible assets, net of amortization of
    $334,000 and $315,000, respectively .............................................          710,644           729,143
                                                                                          ------------      ------------
          Total assets ..............................................................     $ 25,004,397      $ 23,946,438
                                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ................................................................     $    730,459      $    673,539
    Accrued expenses ................................................................          593,881           643,890
    Capital lease obligations .......................................................          194,723            73,123
    Deferred revenue ................................................................            4,490             3,546
                                                                                          ------------      ------------
          Total current liabilities .................................................        1,523,553         1,385,098
Capital lease obligations, net of current maturities ................................          232,853            15,689
Deferred income taxes ...............................................................          263,331           263,331
                                                                                          ------------      ------------
           Total liabilities ........................................................        2,019,737         1,664,118
                                                                                          ------------      ------------

Stockholders' equity:
    Common stock, $0.002 par value, 30,000,000 shares
        authorized; 6,452,866 and 6,423,355 shares issued and 6,119,563 and 6,090,052
        shares outstanding, respectively ............................................           12,871            12,812

    Capital in excess of par value ..................................................       26,766,856        26,701,496
    Accumulated deficit .............................................................       (2,845,916)       (3,482,837)
    Treasury stock at cost, 333,303 shares ..........................................         (949,151)         (949,151)
                                                                                          ------------      ------------
           Total stockholders' equity ...............................................       22,984,660        22,282,320
                                                                                          ------------      ------------
           Total liabilities and stockholders' equity ...............................     $ 25,004,397      $ 23,946,438
                                                                                          ============      ============



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
               AND FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             JUNE 30                           JUNE 30

                                                                      2000             1999             2000             1999
                                                                  ------------     ------------     ------------     ------------

Net revenue ..................................................    $  5,126,686     $  4,190,839     $  9,962,252     $  8,317,690
                                                                  ------------     ------------     ------------     ------------
Costs and expenses:
  Salaries and benefits ......................................       2,145,095        1,912,796        4,224,864        3,882,474
  Selling, general and
     administrative ..........................................       2,062,076        2,235,708        3,858,430        3,595,542
  Depreciation and
     amortization ............................................         529,515          594,666        1,084,189        1,208,620
  Provision for uncollectible
     accounts ................................................         296,793          310,165          603,719          588,067
                                                                  ------------     ------------     ------------     ------------
     Total costs and
       expenses ..............................................       5,033,479        5,053,335        9,771,202        9,274,703
                                                                  ------------     ------------     ------------     ------------
     Operating income (loss) .................................          93,207         (862,496)         191,050         (957,013)
                                                                  ------------     ------------     ------------     ------------
Other (income) expense:
  Interest income and other,
     net .....................................................        (263,629)        (175,669)        (451,285)        (353,168)
  Interest expense ...........................................           4,077            8,620            5,414           20,437
                                                                  ------------     ------------     ------------     ------------
     Total other (income) expense ............................        (259,552)        (167,049)        (445,871)        (332,731)
                                                                  ------------     ------------     ------------     ------------

Net income (loss) before income taxes ........................         352,759         (695,447)         636,921         (624,282)
Provision (benefit) for income taxes .........................              --          (28,466)              --               --
                                                                  ------------     ------------     ------------     ------------
Net income (loss) ............................................    $    352,759     $   (666,981)    $    636,921     $   (624,282)
                                                                  ============     ============     ============     ============
Net income (loss) per share (basic) ..........................    $        .06     $       (.11)    $        .10     $       (.10)
                                                                  ============     ============     ============     ============
Net income (loss) per share (diluted) ........................    $        .06     $       (.11)    $        .10     $       (.10)
                                                                  ============     ============     ============     ============
Weighted average number of common shares and common  share
equivalents (in thousands) (basic) ...........................           6,116            6,136            6,107            6,126
                                                                  ============     ============     ============     ============
Weighted average number of  common shares and common  share
equivalents (in  thousands) (diluted) ........................           6,361            6,136            6,335            6,126
                                                                  ============     ============     ============     ============



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE SIX MONTHS JUNE 30, 2000 AND 1999



                                                                     2000              1999
                                                                 ------------      ------------
Cash flows from operating activities:
  Net income (loss) ........................................     $    636,921      $   (624,282)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:

     Gain from disposal of equipment .......................          (59,994)          (21,438)
     Provision for uncollectible accounts ..................          603,719           588,067
     Depreciation and amortization .........................        1,084,189         1,208,620

     Changes in assets and liabilities:
     Accounts receivable ...................................         (775,040)         (641,823)
     Prepaid expenses and other current assets .............         (508,632)         (282,088)
     Accounts payable and accrued expenses .................           15,911           102,048
     Deferred revenue ......................................              944           (16,411)
                                                                 ------------      ------------
     Net cash  provided by operating activities ............          998,018           312,693
                                                                 ------------      ------------

Cash flows from investing activities:
  Property and equipment purchases .........................         (597,907)       (1,070,996)
  Proceeds from disposal of equipment ......................          143,578            17,669
                                                                 ------------      ------------
     Net cash  used in investing activities ................         (454,329)       (1,053,327)
                                                                 ------------      ------------

Cash flows from financing activities:
  Repayment of capital lease obligations ...................          (38,525)         (118,892)
  Proceeds from issuance of common stock ...................           65,419            27,596
                                                                 ------------      ------------
     Net cash provided by (used in) financing activities ...           26,894           (91,296)
                                                                 ------------      ------------
Net decrease in cash and cash equivalents ..................          570,583          (831,930)
Cash and cash equivalents at beginning of period ...........       13,393,646        14,377,781
                                                                 ------------      ------------
Cash and cash equivalents at end of period .................     $ 13,964,229      $ 13,545,851
                                                                 ============      ============

  Supplemental schedule of noncash investing and financing
  activities:
  Capital lease obligations incurred .......................     $    377,289      $     69,886



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                              COMMON STOCK                                                               TOTAL
                                    ----------------------------  CAPITAL IN EXCESS   ACCUMULATED      TREASURY       STOCKHOLDERS'
                                       SHARES          AMOUNT       OF PAR VALUE        DEFICIT          STOCK           EQUITY
                                    ------------    ------------  -----------------  ------------    ------------     ------------

Balance at December 31, 1999 ...       6,090,052    $     12,812    $ 26,701,496    $ (3,482,837)    $   (949,151)    $ 22,282,320
   Options exercised ...........          29,511              59          65,360                                            65,419
   Net income ..................                                                         636,921                           636,921
                                    ------------    ------------    ------------    ------------     ------------     ------------
Balance at June 30, 2000 .......       6,119,563    $     12,871    $ 26,766,856    $ (2,845,916)    $   (949,151)    $ 22,984,660
                                    ============    ============    ============    ============     ============     ============


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (INFORMATION OF AND FOR THE THREE AND SIX MONTHS PERIOD ENDED
                      JUNE 30, 2000 AND 1999 IS UNAUDITED)


1. UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated balance sheet as of June 30, 2000, and the consolidated statements of operations, for the three and six months ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, and the consolidated statement of stockholders' equity for the six months ended June 30, 2000, have been prepared by Medical Alliance, Inc. (the "Company") without audit. The December 31, 1999 consolidated balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at June 30, 2000, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes of the Company for the fiscal year ended December 31, 1999 included in the Company's Form 10-K.


2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:



                                                          JUNE 30,                        DECEMBER 31,
                                                           2000              LIFE             1999             LIFE
                                                       ------------      ------------     ------------     ------------

Medical equipment ................................     $ 11,086,710           5 years     $ 10,529,256          5 years
Furniture and fixtures ...........................        2,391,413           3 years        2,301,362          3 years
Vehicles .........................................        2,036,598           4 years        1,997,208          4 years
Leasehold improvements ...........................           59,603           3 years           53,361          3 years
Equipment under capital leases ...................        1,616,708           5 years        1,563,419          5 years
                                                       ------------                       ------------
                                                         17,191,032                         16,444,606
Less accumulated depreciation and amortization ...      (11,460,019)                       (10,539,515)
                                                       ------------                       ------------
Net property and equipment .......................     $  5,731,013                       $  5,905,091
                                                       ============                       ============


Depreciation expense related to property and equipment was approximately $520,000 and $584,000 for the three months ended June 30, 2000 and 1999, respectively. Accumulated amortization related to equipment under capital leases was approximately $1,353,000 and $1,388,000 at June 30, 2000 and December 31, 1999, respectively.

3. EARNINGS PER SHARE

                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       JUNE 30,        JUNE 30,         JUNE 30,        JUNE 30,
                                                                         2000            1999             2000            1999
                                                                     ------------    ------------     ------------    ------------
Basic:
Weighted average number of common shares outstanding (basic) ....      6,116,404       6,135,707        6,107,307       6,126,393
Net income (loss) ...............................................   $    352,759    $   (666,981)    $    636,921    $   (624,282)
Net income (loss) per share (basic) .............................   $        .06    $       (.11)    $        .10    $       (.10)
                                                                    ============    ============     ============    ============


Diluted:
Weighted average number of common shares outstanding (basic) ....      6,116,404       6,135,707        6,107,307       6,126,393
Incremental common shares outstanding applicable to
"In the Money" options and warrants based on the average
 market value of the stock for the respective period ended ......        244,252                (a)       227,995                (a)


Weighted average number of common shares outstanding (diluted) ..      6,360,656       6,135,707        6,335,302       6,126,393

Net income (loss) ...............................................   $    352,759    $   (666,981)    $    636,921    $   (624,282)
Net income (loss) per share (diluted) ...........................   $        .06    $       (.11)    $        .10    $       (.10)
                                                                    ============    ============     ============    ============

        (a) Incremental common shares outstanding applicable to "in the money" options and warrants were not included in the computation of diluted earnings per share for the three and six months ended June 30, 1999 as their inclusion would be antidilutive for the respective period. The shares not included totaled 26,803 and 32,298 for the three and six months ended June 30, 1999.

     Options and warrants excluded from the dilutive earnings per share computation because to do so would have been antidilutive totaled 57,960 and 732,884 for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the options and warrants excluded totaled 366,760 and 705,384, respectively.

4. STRATEGIC PARTNERS

     On January 24, 2000, the Company announced that it had retained Dallas-based Hoak Breedlove Wesneski & Co. to act as its financial advisor in connection with the possible sale of its medical business. The Company also announced that it intends to consider opportunities to merge with or acquire a business or businesses in high growth industries, with a focus on the Internet and technology sectors. On August 1, 2000, the Company announced that it had retained Dallas-based Stonegate Securities, Inc. to act as its financial advisor in exploring opportunities available to the Company, such as the possible sale of the non-medical portion of the Company, including its cash and corporate shell. The Company's Board of Directors continues to believe that consideration of these alternatives is in the best interest of shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

    NET REVENUES. Net revenues were $5,127,000 for the three months ended June 30, 2000 compared to $4,191,000 for the three months ended June 30, 1999, an increase of $936,000 or 22.3%. The majority of the increase was related to equipment/device sales of $632,000 for the three months ended June 30, 2000. The Company had no sales related to equipment/devices during the three months ended June 30, 1999. The remainder of the increase is due to aesthetic elective net revenue which was $2,298,000 for the three months ended June 30, 2000 compared to $1,969,000 for the three months ended June 30, 1999, an increase of $329,000 or 16.7%. The increase in aesthetic elective revenues is primarily due to the utilization of the hair reduction lasers which generated a net revenue of $205,000 for the three months ended June 30, 2000. The Company generated no revenues related to hair reduction for the three months ended June 30, 1999. Aesthetic elective procedures were 14,367 for the three months ended June 30, 2000 compared to 12,708 for the three months ended June 30, 1999, an increase of 1,659 or 13.1%. Total procedures were 21,999 for the three months ended June 30, 2000 compared to 20,205, an increase of 1,794 or 8.9%.

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense was $2,145,000 for the three months ended June 30, 2000 compared to $1,913,000 for the three months ended June 30, 1999, an increase of $232,000 or 12.1%. Salaries and benefits expense as a percentage of net revenues was 41.8% for the three months ended June 30, 2000 compared to 45.6% for the three months ended June 30, 1999. This decrease is mainly due to the Company leveraging its existing infrastructure to generate incremental revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense was $2,062,000 for the three months ended June 30, 2000 compared to $2,236,000 for the three months ended June 30, 1999, a decrease of $174,000 or 7.8%. The Company incurred $45,000 in nonrecurring charges related to the possible sale of the medical business during the three months ended June 30, 2000. The Company incurred an $850,000 nonrecurring charge during the three months ended June 30, 1999 related to the termination of the merger agreement between Diagnostic Health Services Inc. and the Company. Without the nonrecurring charges, selling, general, and administrative expense would have been $2,017,000 for the three months ended June 30, 2000 compared to $1,386,000 for the three months ended June 30, 1999, an increase of $631,000 or 45.5%. The following items were attributable to the increase in selling, general, and administrative expense:

    Cost related to equipment/device sales were $332,000 for the three months ended June 30, 2000 compared to no costs related to equipment/device sales for the three months ended June 30, 1999.

    Vehicle expense was $230,000 for the three months ended June 30, 2000 compared to $190,000 for the three months ended June 30, 1999, an increase of $40,000 or 21.1%. The primary reason for the increase is due to an increase in fuel costs and vehicle maintenance.

    Promotion and advertising expense was $89,000 for the three months ended June 30, 2000 compared to $44,000 for the three months ended June 30, 1999, an increase of $45,000 or 102.2%. The Company incurred $24,000 in additional trade show expenses for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The Company also incurred $12,000 in advertising expenses related to equipment/device sales for the three months ended June 30, 2000. The Company had no advertising expenses related to equipment/device sales for the three months ended June 30, 1999.

    Leasing expense was $131,000 for the three months ended June 30, 2000 compared to $29,000 for the three months ended June 30, 1999, an increase of $102,000 or 351.7%. The Company incurred $83,000 in leasing expense for the three months ended June 30, 2000 related to a revenue sharing arrangement with a hair reduction laser provider. This arrangement was not in effect for the three months ended June 30, 1999.

    The remainder of the increase is related to various selling, general and administrative expenses increasing due to the increase in net revenues.

    Selling, general and administrative expense as a percentage of net revenue decreased to 40.2% for the three months ended June 30, 2000 from 53.3% for the three months ended June 30, 1999. Without the nonrecurring charges of $129,000 for the three months ended June 30, 2000 and $850,000 for the three months ended June 30, 1999, selling, general, and administrative expense as a percentage of net revenue would have been 39.3% for the three months ended June 30, 2000 compared to 33.1% for the three months ended June 30, 1999. This increase is mainly due to the costs related to equipment/device sales and an increase in leasing and vehicle expense.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $530,000 for the three months ended June 30, 2000 compared to $595,000 for the three months ended June 30, 1999, a decrease of $65,000 or 10.9%. This decrease was due mainly to various items of equipment being fully depreciated before or during the three months ended June 30, 2000.

    PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts was $297,000 for the three months ended June 30, 2000 compared to $310,000 for the three months ended June 30, 1999, a decrease of $13,000 or 4.2%. Provisions for uncollectible accounts as a percentage of net patient service revenue was 6.6% for the three months ended June 30, 2000 compared to 7.4% for the three months ended June 30, 1999. This improvement is due to the continued success from the Company's operational processes including scheduling, preregistration, and preverification.

    OPERATING INCOME (LOSS). Operating income was $93,000 for the three months ended June 30, 2000 compared to an operating loss of $862,000 for the three months ended June 30, 1999, an increase of $955,000. The Company incurred a nonrecurring charge of $45,000 related to the possible sale of the medical business for the three months ended June 30, 2000 compared to an $850,000 nonrecurring charge related to the termination of the proposed merger between Diagnostic Health Services, Inc. and the Company during the three months ended June 30, 1999. Without the nonrecurring charges, operating income would have been $138,000 for the three months ended June 30, 2000 compared to an operating loss of $12,000 for the three months ended June 30, 1999, an increase of $150,000.

 INTEREST INCOME & OTHER, NET. Interest income and other, net was $264,000 for the three months ended June 30, 2000 compared to $176,000 for the three months ended June 30, 1999, an increase of $88,000 or 50%. The increase is mainly attributable to an increase on the rate of return related to the Company's commercial paper investments. The Company also had an additional $31,000 in gains realized on the disposition of assets for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

    INCOME (LOSS) BEFORE INCOME TAXES. Income before income taxes was $353,000 for the three months ended June 30, 2000 compared to a loss of $695,000 for the three months ended June 30, 1999, an increase of $1,048,000. The Company incurred a nonrecurring charge of $45,000 related to the possible sale of the medical business for the three months ended June 30, 2000 compared to an $850,000 nonrecurring charged related to the termination of the proposed merger between Diagnostic Health Services, Inc. and the Company during the three months ended June 30, 1999. Without the nonrecurring charge, income before income taxes would have been $397,000 for the three months ended June 30,2000 compared to $155,000 for the three months ended June 30, 1999, an increase of $243,000.

    PROVISION (BENEFIT) FOR INCOME TAXES. For the three months ended June 30, 2000, the Company recorded no income tax provisions due to the utilization of the Company's $2.3 million net operating loss carryforward. For the three months ended June 30, 1999, the Company recorded a tax benefit of $28,000.

    NET INCOME (LOSS). As a result of the items discussed above, the Company's income was $353,000 for the three months ended June 30, 2000 compared to a loss of $667,000 for the three months ended June 30,1999, an increase of $1,020,000. The Company incurred a nonrecurring charge of $45,000 related to the possible sale of the medical business for the three months ended June 30, 2000 compared to an $850,000 nonrecurring charge related to the termination of the proposed merger between Diagnostic Health Services, Inc. and the Company during the three months ended June 30, 1999. Without the nonrecurring charges, net income would have been $397,000 for the three months ended June 30, 2000 compared to $183,000 for the three months ended June 30, 1999, an increase of $215,000.

    SIX MONTHS ENDED JUNE 30, 2000 AND 1999

    NET REVENUES. Net revenues were $9,962,000 for the six months ended June 30, 2000 compared to $8,318,000 for the six months ended June 30, 1999, an increase of $1,644,000 or 19.8%. The Company had $1,127,000 in net revenues related to equipment/device sales for the six months ended June 30, 2000. The Company had no revenue related to equipment/device sales for the six months ended June 30, 1999. Net medical surgical revenue was $4,323,000 for the six months ended June 30, 2000 compared to $4,233,000 for the six months ended June 30 1999, an increase of $90,000 of 2.1%. Net aesthetic revenue was $4,489,000 for the six months ended June 30, 2000 compared to $4,063,000 for the six months ended June 30, 1999, an increase of $426,000 or 10.5%. The increase in aesthetic elective revenues is primarily due to the utilization of the hair reduction lasers which generated a net revenue of $294,000 for the six months ended June 30, 2000. The Company generated no revenues related to hair reduction for the six months ended June 30, 1999.

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense was $4,225,000 for the six months ended June 30, 2000 compared to $3,882,000 for the six months ended June 30, 1999, an increase of $343,000 or 8.8%. Salaries and benefits expense as a percentage of net revenue was 42.4% for the six months ended June 30, 2000 compared to 46.7% for the six months ended June 30, 1999. This decrease is mainly due to the Company leveraging its existing infrastructure to generate incremental revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense was $3,858,000 for the six months ended June 30, 2000 compared to $3,596,000 for the six months ended June 30, 1999, an increase of $262,000 or 7.3%. For the six months ended June 30, 2000 the Company incurred a nonrecurring charge of $129,000 related to the possible sale of the medical business. For the six months ended June 30, 1999 the Company incurred a nonrecurring charge of $850,000 related to the termination of the proposed merger between Diagnostic Health Services, Inc. and the Company. Without these nonrecurring charges, selling, general and administrative expense would have been $3,730,000 for the six months ended June 30, 2000 compared to $2,746,000 for the six months ended June 30, 1999, an increase of $984,000 or 35.8%. The following items were attributable to the increase in selling, general, and administrative expenses:

    Cost of sales related to equipment/device sales were $548,000 for the six months ended June 30, 2000 compared to no costs related to equipment/device sales for the six months ended June 30, 1999.

    Vehicle expense was $429,000 for the six months ended June 30, 2000 compared to $343,000 for the six months ended June 30, 1999, an increase of $86,000 or 25.1%. This increase is due to an increase in fuel costs and vehicle maintenance.

    Promotion and advertising expense was $165,000 for the six months ended June 30, 2000 compared to $116,000 for the six months ended June 30, 1999, an increase of $49,000 or 42.2%. The Company incurred $29,000 in additional trade show expenses for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The Company also incurred $17,000 in advertising expenses related to equipment/device sales for the six months ended June 30, 2000. The Company had no advertising expenses related to equipment/device sales for the six months ended June 30, 1999.

    Leasing expense was $209,000 for the six months ended June 30, 2000 compared to $125,000 for the six months ended June 30 1999, an increase of $84,000 of 67.2%. This increase is due to a revenue sharing arrangement with a hair reduction laser provider. This arrangement was not in effect for the six months ended June 30, 1999.

    The remainder of the increase is related to various selling, general and administrative expenses increasing due to the net revenue increase.

    Selling, general, and administrative expense as a percentage of net revenue decreased to 38.7% for the six months ended June 30, 2000 from 43.2% for the six months ended June 30, 1999. Without the nonrecurring charges of $129,000 for the six months ended June 30, 2000 and $850,000 for the six months ended June 30, 1999, selling, general, and administrative expense as a percentage of net revenue would have been 37.4% for the six months ended June 30, 2000 compared to 33.0% for the six months ended June 30, 1999. This increase is mainly due to costs related to equipment/device sales and an increase in leasing and vehicle expense.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1,084,000 for the six months ended June 30, 2000 compared to $1,209,000 for the six months ended June 30, 1999, a decrease of $125,000 or 10.3%. This decrease was due mainly to various items of equipment fully depreciated before or during the six months ended June 30, 2000.

    PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts was $604,000 for the six months ended June 30, 2000 compared to $588,000 for the six months ended June 30, 1999, an increase of $16,000 or 2.7%. Provisions for uncollectible accounts as a percentage of net patient services revenue was 6.9% for the six months ended June 30, 2000 compared to 7.1% for the six months ended June 30, 1999. This improvement is due to the continued success from the Company's operational processes including scheduling, preregistration, and preverification.

    OPERATING INCOME (LOSS). Operating income was $191,000 for the six months ended June 30, 2000, compared to a loss of $957,000 for the six months ended June 30, 1999, an increase of $1,148,000. For the six months ended June 30, 2000 the Company incurred a nonrecurring charge of $129,000 related to the possible sale of the medical business. For the six months ended June 30, 1999 the Company incurred a nonrecurring charge of $850,000 related to the termination of the proposed merger between Diagnostic Health Services, Inc. and the Company. Without the nonrecurring charge, operating income would have been $320,000 for the six months ended June 30, 2000 compared to an operating loss of $107,000 for the six months ended June 30, 2000, an increase of $427,000.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net was $451,000 for the six months ended June 30, 2000 compared to $353,000 for the six months ended June 30, 1999, an increase of $98,000 or 27.8%. Interest income was $395,000 for the six months ended June 30, 2000 compared to $338,000 for the six months ended June 30, 1999, an increase of $57,000 or 16.9%. This increase is due to the Company achieving a higher rate of return on its commercial paper investments. Other nonoperating income was $57,000 for the six months ended June 30, 2000 compared to $16,000 for the six months ended June 30, 1999, an increase of $41,000. This increase is due to gains realized on the disposition of certain assets.

    INCOME (LOSS) BEFORE INCOME TAXES. Income before income taxes was $637,000 for the six months ended June 30, 2000 compared to a loss of $624,000 for the six months ended June 30, 1999, an increase of $1,261,000. For the six months ended June 30, 2000 the Company incurred a nonrecurring charge of $129,000 related to the possible sale of the medical business. For the six months ended June 30, 1999 the Company incurred a nonrecurring charge of $850,000 related to the termination of the merger agreement between Diagnostic Health Services, Inc. and the Company. Without the nonrecurring charge, income before income taxes would have been $766,000 for the six months ended June 30, 2000 compared to $226,000 for the six months ended June 30, 1999, an increase of $540,000.

    PROVISION (BENEFIT) FOR INCOME TAXES. For the six months ended June 30, 2000 and 1999, the Company did not record a tax provision due to the utilization of the Company's $2.3 million net operating loss carryforward.

    NET INCOME (LOSS). As a result of the items discussed above, the Company's net income was $637,000 for the six months ended June 30, 2000, compared to a loss of $624,000 for the six months ended June 30, 1999, an increase of $1,261,000. For the six months ended June 30, 2000 the Company incurred a nonrecurring charge of $129,000 related to the possible sale of the medical business. For the six months ended June 30, 1999 the Company incurred a nonrecurring charge of $850,000 for the termination of the proposed merger between Diagnostic Health Services, Inc. and the Company. Without the nonrecurring charge, net income would have been $766,000 for the six months ended June 30, 2000 compared to $226,000 for the six months ended June 30, 1999 an increase of $540,000.

    LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company has an accumulated retained deficit of $2.8 million, due to losses incurred during the twelve months ended December 31, 1997, 1998, and 1999.

    Net cash provided by operating activities was $998,000 and $313,000 for the six months ended June 30, 2000 and 1999, respectively, primarily from generated EBITDA (earnings before interest, taxes, depreciation and amortization). For its investing activities, the Company consumed $454,000 and $1,053,000 for the six months ended June 30, 2000 and 1999, respectively, primarily for the purchase of medical equipment. Capital expenditures were $598,000 and $1,071,000 for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by (used in) financing activities was $27,000 and $(91,000) for the six months ended June 30, 2000 and 1999, respectively, primarily for the repayment of capital lease obligations and proceeds from the issuance of common stock due to the exercise of stock options.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number     Exhibit Description


3.1      - Amended and Restated Articles of Incorporation of the Company. (1)
3.2      - Amended and Restated Bylaws of the Company. (1)
4.1      - Specimen of Company Common Stock Certificate. (1)
27.1     - Financial Data Schedule. (2)


     (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.

     (2)  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medical Alliance, Inc.
DATE: August 14, 2000


    Signature                                Title
    ---------                                -----



    /s/ Paul Herchman
    ----------------------------
    Paul Herchman                            Chief Executive Officer



    /s/ Mark Novy
    ----------------------------
    Mark Novy                                Vice President of Finance
                                             Principal Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

3.1      - Amended and Restated Articles of Incorporation of the Company. (1)
3.2      - Amended and Restated Bylaws of the Company. (1)
4.1      - Specimen of Company Common Stock Certificate. (1)
27.1     - Financial Data Schedule. (2)


     (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.

     (2)  Filed herewith.