Form 10-Q
period 2000-09-30
MEDICAL ALLIANCE INC
filed 2000-11-14
CIK 1018913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ----------

                         COMMISSION FILE NUMBER 0-21343

                             MEDICAL ALLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




                TEXAS                                   73-1347577
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

As of November 13, 2000 there were 6,119,563 shares outstanding of the registrant's common stock, $0.002 par value.

--------------------------------------------------------------------------------

                                      INDEX

                          PART I. FINANCIAL INFORMATION




                                                                                                     PAGE NO.
                                                                                                     --------
ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999 ...........................................3

              Consolidated Statements of Operations
                  Three and Nine months ended September 30, 2000 and 1999...............................4

              Consolidated Statements of Cash Flows
                    Nine months ended September 30, 2000 and 1999.......................................5

              Consolidated Statement of Stockholders' Equity
                    Nine months ended September 30, 2000 ...............................................6

              Notes to Consolidated Financial Statements ...............................................7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................................................8

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................12

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.........................................................13

              Signatures...............................................................................14

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


ASSETS



                                                                               2000              1999
                                                                           ------------      ------------
                                                                           (UNAUDITED)

Current assets:
    Cash and cash equivalents ........................................     $ 14,832,585      $ 13,393,646
    Accounts receivable, less allowance for doubtful accounts
     of $576,000 and $624,000, respectively ..........................        2,046,462         2,080,143
    Prepaid expenses and other current assets ........................        1,663,173         1,525,576
    Refundable federal and state income taxes ........................           42,128            49,508
    Deferred income taxes ............................................          263,331           263,331
                                                                           ------------      ------------
          Total current assets .......................................       18,847,679        17,312,204
                                                                           ------------      ------------
Property and equipment, net ..........................................        5,782,698         5,905,091
                                                                           ------------      ------------
Other assets:
    Intangible assets, net of amortization of
    $343,000 and $315,000, respectively ..............................          701,421           729,143
                                                                           ------------      ------------
          Total assets ...............................................     $ 25,331,798      $ 23,946,438
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .................................................     $    508,989      $    673,539
    Accrued expenses .................................................          628,152           643,890
    Capital lease obligations ........................................          266,167            73,123
    Deferred revenue .................................................           10,360             3,546
                                                                           ------------      ------------
          Total current liabilities ..................................        1,413,668         1,385,098
Capital lease obligations, net of current maturities .................          595,001            15,689
Deferred income taxes ................................................          263,331           263,331
                                                                           ------------      ------------
          Total liabilities ..........................................        2,272,000         1,664,118
                                                                           ------------      ------------

Stockholders' equity:
    Common stock, $0.002 par value, 30,000,000 shares
        authorized; 6,452,866 and 6,423,355 shares issued and
        6,119,563 and 6,090,052 shares outstanding, respectively .....           12,871            12,812

    Capital in excess of par value ...................................       26,766,856        26,701,496
    Accumulated deficit ..............................................       (2,770,778)       (3,482,837)
    Treasury stock at cost, 333,303 shares ...........................         (949,151)         (949,151)
                                                                           ------------      ------------
          Total stockholders' equity .................................       23,059,798        22,282,320
                                                                           ------------      ------------
          Total liabilities and stockholders' equity .................     $ 25,331,798      $ 23,946,438
                                                                           ============      ============









               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
            AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                                                    THREE MONTHS              NINE MONTHS ENDED
                                                                ENDED SEPTEMBER 30               SEPTEMBER 30

                                                              2000            1999            2000            1999
                                                          ------------    ------------    ------------    ------------

Net revenue ...........................................   $  4,633,211    $  4,038,775    $ 14,595,463    $ 12,356,465
Costs and expenses:
  Salaries and benefits ...............................      1,918,864       1,854,651       6,143,728       5,737,125
  Selling, general and
     administrative ...................................      2,159,881       1,386,735       6,018,311       4,982,276
  Depreciation and
     amortization .....................................        545,498         592,314       1,629,687       1,800,934
  Provision for uncollectible
     accounts .........................................        248,151         270,920         851,870         858,987
                                                          ------------    ------------    ------------    ------------
     Total costs and
       expenses .......................................      4,872,394       4,104,620      14,643,596      13,379,322
                                                          ------------    ------------    ------------    ------------
     Operating loss ...................................       (239,183)        (65,845)        (48,133)     (1,022,857)
Other (income) expense:
  Interest income and other,
     net ..............................................       (327,662)       (171,861)       (778,934)       (525,029)
  Interest expense ....................................         13,328          11,592          18,742          32,029
                                                          ------------    ------------    ------------    ------------
     Total other income ...............................       (314,334)       (160,269)       (760,192)       (493,000)
                                                          ------------    ------------    ------------    ------------
Income (loss) before income taxes .....................         75,151          94,424         712,059        (529,857)
Provision (benefit) for income taxes ..................              0               0               0               0
                                                          ------------    ------------    ------------    ------------
Net income (loss) .....................................   $     75,151    $     94,424    $    712,059    $   (529,857)
                                                          ============    ============    ============    ============
Net income (loss) per share (basic) ...................   $         01    $        .02    $        .11    $       (.09)
                                                          ============    ============    ============    ============
Net income (loss) per share (diluted) .................   $        .01    $        .02    $        .11    $       (.09)
                                                          ============    ============    ============    ============
Weighted average number of common shares and common
share equivalents (in thousands) (basic) ..............          6,120           6,141           6,111           6,131
                                                          ============    ============    ============    ============
Weighted average number of common shares and common
share equivalents (in thousands) (diluted) ............          6,367           6,142           6,343           6,131
                                                          ============    ============    ============    ============




















               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,

                                                                                            2000            1999
                                                                                        ------------    ------------

Cash flows from operating activities:
  Net income (loss) .................................................................   $    712,059    $   (529,857)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Gain from disposal of equipment ................................................       (158,459)        (28,268)
     Provision for uncollectible accounts ...........................................        851,870         858,987
     Depreciation and amortization ..................................................      1,629,687       1,800,934
  Changes in assets and liabilities net of effects from acquisitions:
     Accounts receivable ............................................................       (818,189)       (878,038)
     Prepaid expenses and other current assets ......................................       (130,217)       (268,694)
     Accounts payable and accrued expenses ..........................................       (171,289)        274,830
     Deferred revenue ...............................................................          6,814         (89,881)
                                                                                        ------------    ------------
        Net cash provided by operating activities ...................................      1,922,276       1,140,013
                                                                                        ------------    ------------

Cash flows from investing activities:
   Capital expenditures .............................................................       (755,076)     (1,989,515)
   Proceeds from disposal of equipment ..............................................        277,687          24,169
                                                                                        ------------    ------------
       Net cash used in investing activities ........................................       (477,389)     (1,965,346)
                                                                                        ------------    ------------

Cash flows from financing activities:
   Repayment of capital lease obligations ...........................................        (71,367)       (177,599)
   Proceeds from issuance of common stock ...........................................         65,419          36,246
                                                                                        ------------    ------------
       Net cash used in financing activities ........................................         (5,948)       (141,353)
                                                                                        ------------    ------------

       Net decrease in cash and cash equivalents ....................................      1,438,939        (966,686)
   Cash and cash equivalents at beginning of period .................................     13,393,646      14,377,781
                                                                                        ------------    ------------
   Cash and cash equivalents at end of period .......................................   $ 14,832,585    $ 13,411,095
                                                                                        ============    ============

     Supplemental schedule of noncash investing and financing activities:
     Capital lease obligations incurred .............................................   $    843,723    $     69,886







               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                                                                      TOTAL
                                             COMMON STOCK        CAPITAL IN EXCESS   ACCUMULATED      TREASURY    STOCKHOLDERS'
                                         SHARES       AMOUNT       OF PAR VALUE        DEFICIT         STOCK          EQUITY
                                      -----------   -----------  -----------------   -----------    -----------   -------------


Balance at December 31, 1999 ......     6,090,052   $    12,812    $26,701,496       $(3,482,837)   $  (949,151)   $22,282,320
Options exercised .................        29,511            59         65,360                                          65,419
Net income ........................                                                      712,059                       712,059
                                      -----------   -----------    -----------       -----------    -----------    -----------
Balance at September 30, 2000 .....     6,119,563   $    12,871    $26,766,856       $(2,770,778)   $  (949,151)   $23,059,798
                                      ===========   ===========    ===========       ===========    ===========    ===========















               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL ALLIANCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (INFORMATION OF AND FOR THE THREE AND NINE MONTHS PERIOD ENDED
                    SEPTEMBER 30, 2000 AND 1999 IS UNAUDITED)


1.  UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated balance sheet as of September 30, 2000, and the consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, and the consolidated statement of stockholders' equity for the nine months ended September 30, 2000, have been prepared by Medical Alliance, Inc. (the "Company") without audit. The December 31, 1999 consolidated balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at September 30, 2000, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

2.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:




                                                                              SEPTEMBER 30,             DECEMBER 31,
                                                                            2000        LIFE          1999         LIFE
                                                                        -------------   ----      ------------     ----


Medical equipment.....................................................  $ 10,913,657   5 years    $ 10,529,256    5 years
Furniture and fixtures................................................     2,402,132   3 years       2,301,362    3 years
Vehicles..............................................................     1,939,128   4 years       1,997,208    4 years
Leasehold improvements................................................        59,603   3 years          53,361    3 years
Equipment under capital leases........................................     2,245,982   5 years       1,563,419    5 years
                                                                        ------------              ------------
                                                                          17,560,502                16,444,606
Less accumulated depreciation and amortization........................   (11,777,804)              (10,539,515)
                                                                        ------------              ------------
Net property and equipment............................................  $  5,782,698              $  5,905,091
                                                                        ============              ============


Depreciation expense related to property and equipment was approximately $536,000 and $584,000 for the three months ended September 30, 2000 and 1999, respectively. Accumulated amortization related to equipment under capital leases was approximately $1,390,000 and $1,388,000 at September 30, 2000 and December 31, 1999, respectively.

3.  EARNINGS PER SHARE

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                                         2000          1999          2000           1999
                                                                     ------------- ------------- ------------- -------------
Basic:
Weighted average number of common shares outstanding (basic) ......     6,119,563     6,140,739     6,111,392     6,131,175
Net income (loss) .................................................   $    75,151   $    94,424   $   712,059   $  (529,857)
Net income (loss) per share (basic) ...............................   $       .01   $       .02   $       .11   $      (.09)
                                                                      ===========   ===========   ===========   ===========

Diluted:
Weighted average number of common shares outstanding (basic) ......     6,119,563     6,140,739     6,111,392     6,131,175

Incremental common shares outstanding applicable to
"In the Money" options and warrants based on the average
 market value of the stock for the respective period ended ........       247,869           775       231,637               (a)

Weighted average number of common shares outstanding (diluted) ....     6,367,432     6,141,514     6,343,029     6,131,175

Net income (loss) .................................................   $    75,151   $    94,424   $   712,059   $  (529,857)
Net income (loss) per share (diluted) .............................   $       .01   $       .02   $       .11   $      (.09)
                                                                      ===========   ===========   ===========   ===========

(a) Incremental common shares outstanding applicable to "in the money" options and warrants were not included in the computation of diluted earnings per share for the nine months ended September 30, 1999 as their inclusion would be antidilutive for the respective period. The shares not included totaled 24,633 for the nine months ended September 30, 1999.

Options and warrants excluded from the dilutive earnings per share computation because to do so would have been antidilutive (including contingent options and warrants) totaled 312,427 and 447,767 as of September 30, 2000 and 1999, respectively.

4.  SALE OF MEDICAL BUSINESS

On September 15, 2000, the Company executed a definitive agreement with ICN Pharmaceuticals California, Inc. ("ICN") whereby ICN would purchase the medical business assets of Medical Alliance for cash of $14.4 million. Upon approval of such transaction by Medical Alliance's shareholders and the closing of the sale of assets there will be no continuing operations. The closing of the transaction is subject to certain conditions precedent, including approval by Medical Alliance's shareholders on December 7, 2000. There can be no assurance that the acquisition will be completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET REVENUES. Net revenues were $4,633,000 for the three months ended September 30, 2000 compared to $4,039,000 for the three months ended September 30, 1999, an increase of $594,000 or 14.7%. The increase was related to equipment/device sales of $636,000 for the three months ended September 30, 2000. The Company had no sales related to equipment/devices during the three months ended September 30, 1999.

Aesthetic elective net revenue was $1,927,000 for the three months ended September 30, 2000 compared to $1,753,000 for the three months ended September 30, 1999, an increase of $174,000 or 9.9%. The increase in aesthetic elective revenues is due to the utilization of the hair reduction lasers which generated a net revenue of $211,000 for the three months ended September 30, 2000. The Company generated no revenues related to hair reduction for the three months ended September 30, 1999. Aesthetic elective procedures were 12,489 for the three months ended September 30, 2000 compared to 11,030 for the three months ended September 30, 1999, an increase of 1,459 or 13.2%.

Medical surgical net revenue was $2,060,000 for the three months ended September 30, 2000 compared to $2,280,000 for the three months ended September 30, 1999, a decrease of $219,000 or 9.6%. Medical surgical procedures were 7,377 for the three months ended September 30, 2000 compared to 7,762 for the three months ended September 30, 1999, a decrease of 385 or 5.0%. The net revenue per case for medical surgical decreased from $294 to $279, a decrease of $15 or 5.2%. This is mainly due to a shift to lower revenue per case procedures.

SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense was $1,919,000 for the three months ended September 30, 2000 compared to $1,855,000 for the three months ended September 30, 1999, an increase of $64,000 or 3.5%. Salaries and benefits expense as a percentage of net revenues was 41.4% for the three months ended September 30, 2000 compared to 45.9% for the three months ended September 30, 1999. This decrease is mainly due to the Company leveraging its existing infrastructure to generate incremental revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense was $2,160,000 for the three months ended September 30, 2000 compared to $1,387,000 for the three months ended September 30, 1999, an increase of $773,000 or 55.7%. The Company incurred $136,000 in nonrecurring charges related to the possible sale of the medical business during the three months ended September 30, 2000. Without the nonrecurring charge, selling, general, and administrative expense would have been $2,024,000 for the three months ended September 30, 2000 compared to $1,387,000 for the three months ended September 30, 1999, an increase of $637,000 or 45.9%. The following items were attributable to the increase in selling, general, and administrative expense:

Cost related to equipment/device sales were $326,000 for the three months ended September 30, 2000 compared to no costs related to equipment/device sales for the three months ended September 30, 1999.

Vehicle expense was $263,000 for the three months ended September 30, 2000 compared to $171,000 for the three months ended

September 30, 1999, an increase of $92,000 or 53.8%. The primary reason for the increase is due to an increase in fuel costs and vehicle maintenance.

Repair and maintenance expense related to medical equipment was $406,000 for the three months ended September 30, 2000 compared to $219,000 for the three months ended September 30, 1999, an increase of $187,000 or 85.4%.

Selling, general and administrative expense as a percentage of net revenue increased to 46.6% for the three months ended September 30, 2000 from 34.3% for the three months ended September 30, 1999. Without the nonrecurring charge of $136,000 for the three months ended September 30, 2000, selling, general, and administrative expense as a percentage of net revenue would have been 43.7% for the three months ended September 30, 2000 compared to 34.3% for the three months ended September 30, 1999. This increase is mainly due to the costs related to equipment/device sales and an increase in vehicle and repair/maintenance expense.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $545,000 for the three months ended September 30, 2000 compared to $592,000 for the three months ended September 30, 1999, a decrease of $47,000 or 7.9%. This decrease was due mainly to various items of equipment being fully depreciated before or during the three months ended September 30, 2000.

PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts was $248,000 for the three months ended September 30, 2000 compared to $271,000 for the three months ended September 30, 1999, a decrease of $23,000 or 8.4%. Provisions for uncollectible accounts as a percentage of net patient service revenue was 6.2% for the three months ended September 30, 2000 compared to 6.6% for the three months ended September 30, 1999. This improvement is due to the continued success from the Company's operational processes including scheduling, preregistration, and preverification.

OPERATING LOSS. Operating loss was $239,000 for the three months ended September 30, 2000 compared to an operating loss of $66,000 for the three months ended September 30, 1999, an increase of $173,000. The Company incurred a nonrecurring charge of $136,000 related to the possible sale of the medical business for the three months ended September 30, 2000. Without the nonrecurring charge, operating loss would have been $103,000 for the three months ended September 30, 2000 compared to an operating loss of $66,000 for the three months ended September 30, 1999, an increase of $37,000.

INTEREST INCOME & OTHER, NET. Interest income and other, net was $328,000 for the three months ended September 30, 2000 compared to $172,000 for the three months ended September 30, 1999, an increase of $156,000 or 90.7%. Interest income was $225,000 for the three months ended September 30, 2000 compared to $165,000 for the three months ended September 30, 1999, an increase of $60,000 or 36.4%. The increase is attributable to an increase on the rate of return related to the Company's commercial paper investments. The Company also had an additional $96,000 in gains realized on the disposition of assets for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

INCOME BEFORE INCOME TAXES. Income before income taxes was $75,000 for the three months ended September 30, 2000 compared to $94,000 for the three months ended September 30, 1999, a decrease of $19,000. The Company incurred a nonrecurring charge of $136,000 related to the possible sale of the medical business for the three months ended September 30, 2000. Without the nonrecurring charge, income before income taxes would have been $211,000 for the three months ended September 30, 2000 compared to $94,000 for the three months ended September 30, 1999, an increase of $117,000.

PROVISION FOR INCOME TAXES. For the three months ended September 30, 2000 and 1999, the Company recorded no income tax provisions due to the utilization of the Company's $2.3 million net operating loss carryforward.

NET INCOME. As a result of the items discussed above, the Company's income was $75,000 for the three months ended September 30, 2000 compared to $94,000 for the three months ended September 30,1999, a decrease of $19,000. The Company incurred a nonrecurring charge of $136,000 related to the possible sale of the medical business for the three months ended September 30, 2000. Without the nonrecurring charge, net income would have been $211,000 for the three months ended September 30, 2000 compared to $94,000 for the three months ended September 30, 1999, an increase of $117,000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET REVENUES. Net revenues were $14,595,000 for the nine months ended September 30, 2000 compared to $12,356,000 for the nine months ended September 30, 1999, an increase of $2,239,000 or 18.1%. The Company had $1,763,000 in net revenues related to equipment/device sales for the nine months ended September 30, 2000. The Company had no revenue related to equipment/device sales for the nine months ended September 30, 1999.

Net medical surgical revenue was $6,383,000 for the nine months ended September 30, 2000 compared to $6,512,000 for the nine months ended September 30 1999, a decrease of $129,000 or 2.0%. Medical surgical procedures were 22,016 for the nine months ended September 30, 2000 compared to 22,358 for the nine months ended September 30, 1999, a decrease of 342 or 1.5%.

Net aesthetic revenue was $6,415,000 for the nine months ended September 30, 2000 compared to $5,816,000 for the nine months ended September 30, 1999, an increase of $600,000 or 10.3%. The increase in aesthetic elective revenues is primarily due to the utilization of the hair reduction lasers which generated a net revenue of $505,000 for the nine months ended September 30, 2000. The Company generated no revenues related to hair reduction for the nine months ended September 30, 1999. Aesthetic elective procedures were 40,158 for the nine months ended September 30, 2000 compared to 36,649 for the nine months ended September 30, 1999, an increase of 3,509 or 9.6%.

SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense was $6,144,000 for the nine months ended September 30, 2000 compared to $5,737,000 for the nine months ended September 30, 1999, an increase of $407,000 or 7.1%. Salaries and benefits expense as a percentage of net revenue was 42.1% for the nine months ended September 30, 2000 compared to 46.4% for the nine months ended September 30, 1999. This decrease is mainly due to the Company leveraging its existing infrastructure to generate incremental revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense was $6,018,000 for the nine months ended September 30, 2000 compared to $4,982,000 for the nine months ended September 30, 1999, an increase of $1,036,000 or 20.8%. For the nine months ended September 30, 2000 the Company incurred a nonrecurring charge of $265,000 related to the possible sale of the medical business. For the nine months ended September 30, 1999 the Company incurred a nonrecurring charge of $850,000 related to the termination of the proposed merger between Diagnostic Health Services, Inc. and the Company. Without these nonrecurring charges, selling, general and administrative expense would have been $5,753,000 for the nine months ended September 30, 2000 compared to $4,132,000 for the nine months ended September 30, 1999, an increase of $1,621,000 or 39.2%. The following items were attributable to the increase in selling, general, and administrative expenses:

Cost of sales related to equipment/device sales were $873,000 for the nine months ended September 30, 2000 compared to no costs related to equipment/device sales for the nine months ended September 30, 1999.

Vehicle expense was $691,000 for the nine months ended September 30, 2000 compared to $513,000 for the nine months ended September 30, 1999, an increase of $178,000 or 34.7%. This increase is due to an increase in fuel costs and vehicle maintenance.

Leasing expense was $309,000 for the nine months ended September 30, 2000 compared to $201,000 for the nine months ended September 30, 1999, an increase of $108,000 of 53.7%. This increase is due to a revenue sharing arrangement with a hair reduction laser provider. This arrangement was not in effect for the nine months ended September 30, 1999.

Repair and maintenance expense related to medical equipment was $868,000 for the nine months ended September 30, 2000 compared to $679,000 for the nine months ended September 30, 1999, an increase of $189,000 or 27.8%.

The remainder of the increase is related to various selling, general and administrative expenses increasing due to the net revenue increase.

Selling, general, and administrative expense as a percentage of net revenue increased to 41.2% for the nine months ended September 30, 2000 from 40.3% for the nine months ended September 30, 1999. Without the nonrecurring charges of $265,000 for the nine months ended September 30, 2000 and $850,000 for the nine months ended September 30, 1999, selling, general, and administrative expense as a percentage of net revenue would have been 39.4% for the nine months ended September 30, 2000 compared to 33.4% for the nine months ended September 30, 1999. This increase is mainly due to costs related to equipment/device sales and an increase in leasing, vehicle and repair/maintenance expense.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1,630,000 for the nine months ended September 30, 2000 compared to $1,801,000 for the nine months ended September 30, 1999, a decrease of $171,000 or 9.5%. This decrease was due mainly to various items of equipment being fully depreciated before or during the nine months ended September 30, 2000.

PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts was $852,000 for the nine months ended September 30, 2000 compared to $859,000 for the nine months ended September 30, 1999, a decrease of $7,000 or 0.8%. Provisions for uncollectible accounts as a percentage of net patient services revenue was 6.7% for the nine months ended September 30, 2000 compared to 7.0% for the nine months ended September 30, 1999. This improvement is due to the continued success from the Company's operational processes including scheduling, preregistration, and preverification.

OPERATING LOSS. Operating loss was $48,000 for the nine months ended September 30, 2000 compared to a loss of $1,023,000 for the nine months ended September 30, 1999, a decrease of $975,000. For the nine months ended September 30, 2000 the Company incurred a nonrecurring charge of $265,000 related to the possible sale of the medical business. For the nine months ended September 30, 1999 the Company incurred a nonrecurring charge of $850,000 related to the termination of the proposed merger between Diagnostic Health Services, Inc. and the Company. Without the nonrecurring charges, operating income would have been $217,000 for the nine months ended September 30, 2000 compared to an operating loss of $173,000 for the nine months ended September 30, 2000, an increase of $390,000.

INTEREST INCOME AND OTHER, NET. Interest income and other, net was $779,000 for the nine months ended September 30, 2000 compared to $525,000 for the nine months ended September 30, 1999, an increase of $254,000 or 48.4%. Interest income was $619,000 for the nine months ended September 30, 2000 compared to $503,000 for the nine months ended September 30, 1999, an increase of $116,000 or 23.1%. This increase is due to the Company achieving a higher rate of return on its commercial paper investments. Other nonoperating income was $160,000 for the nine months ended September 30, 2000 compared to $22,000 for the nine months ended September 30, 1999, an increase of $138,000. This increase is due to gains realized on the disposition of certain assets. INCOME (LOSS) BEFORE INCOME TAXES. Income before income taxes was $712,000 for the nine months ended September 30, 2000 compared to a loss of $530,000 for the nine months ended September 30, 1999, an increase of $1,242,000. For the nine months ended September 30, 2000 the Company incurred a nonrecurring charge of $265,000 related to the possible sale of the medical business. For the nine months ended September 30, 1999 the Company incurred a nonrecurring charge of $850,000 related to the termination of the merger agreement between Diagnostic Health Services, Inc. and the Company. Without the nonrecurring charge, income before income taxes would have been $977,000 for the nine months ended September 30, 2000 compared to $320,000 for the nine months ended September 30, 1999, an increase of $657,000.

PROVISION (BENEFIT) FOR INCOME TAXES. For the nine months ended September 30, 2000 and 1999, the Company did not record a tax provision due to the utilization of the Company's $2.3 million net operating loss carryforward.

NET INCOME (LOSS). As a result of the items discussed above, the Company's net income was $712,000 for the nine months ended September 30, 2000 compared to a loss of $530,000 for the nine months ended September 30, 1999, an increase of $1,242,000. For the nine months ended September 30, 2000 the Company incurred a nonrecurring charge of $265,000 related to the possible sale of the medical business. For the nine months ended September 30, 1999, the Company incurred a nonrecurring charge of $850,000 for the termination of the proposed merger between Diagnostic Health Services, Inc. and the Company. Without the nonrecurring charges, net income would have been $977,000 for the nine months ended September 30, 2000 compared to $320,000 for the nine months ended September 30, 1999, an increase of $657,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company has an accumulated retained deficit of $2.8 million, due to losses incurred during the twelve months ended December 31, 1997, 1998, and 1999.

Net cash provided by operating activities was $1,922,000 and $1,140,000 for the nine months ended September 30, 2000 and 1999, respectively, primarily from generated EBITDA (earnings before interest, taxes, depreciation and amortization). For its investing activities, the Company consumed $477,000 and $1,965,000 for the nine months ended September 30, 2000 and 1999, respectively, primarily for the purchase of medical equipment. Capital expenditures were $755,000 and $1,990,000 for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in financing activities was $6,000 and $141,000 for the nine months ended September 30, 2000 and 1999, respectively, primarily for the repayment of capital lease obligations and proceeds from the issuance of common stock due to the exercise of stock options.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. FORM 8-K

The Company filed a Form 8-k on October 12, 2000 reporting an Item 5 Other
Event.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION


    3.1  -   Amended and Restated Articles of Incorporation of the
             Company. (1)

    3.2  -   Amended and Restated Bylaws of the Company. (1)

    4.1  -   Specimen of Company Common Stock Certificate. (1)

    10.1 - Asset Purchase Agreement by and between Medical Alliance and ICN Pharmaceuticals California, Inc. dated September 15, 2000.
             (2)

    27.1 -   Financial Data Schedule. (3)


(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Definitive Proxy Statement for the Company's 2000 Annual Shareholder Meeting.

(3)      Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medical Alliance, Inc.
DATE: November 14, 2000


         Signature                                              Title
         ---------                                              -----



        /s/ Paul R. Herchman
         ------------------------------
        Paul R. Herchman                              Chief Executive Officer




        /s/ Mark A. Novy
        ------------------------------
        Mark A. Novy                                  Vice President of Finance

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------


 3.1  -   Amended and Restated Articles of Incorporation of the
          Company. (1)

 3.2  -   Amended and Restated Bylaws of the Company. (1)

 4.1  -   Specimen of Company Common Stock Certificate. (1)

10.1  -   Asset Purchase Agreement by and between Medical Alliance and
          ICN Pharmaceuticals California, Inc. dated September 15, 2000.
          (2)

27.1  -   Financial Data Schedule. (3)

----------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Definitive Proxy Statement for the Company's 2000 Annual Shareholder Meeting.

(3)       Filed herewith.