Form 10-K
period 2000-12-31
MAII HOLDINGS INC
filed 2001-04-02
CIK 1018913

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------
                                    FORM 10-K
                                   ----------

(Mark One)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to ________
                         Commission file number 0-21343

                                   ----------

                               MAII HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


           TEXAS                                            73-1347577
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

     4435 SIMONTON ROAD
       DALLAS, TEXAS                                          75244
                                                             ----------
    (Address of principal executive                          (Zip Code)
               offices)

    Registrant's telephone number, including area code: 972-392-9432 ext. 213

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $25,308,012 based upon the closing price of $3.72 per share on the Nasdaq National Market. As of March 15, 2001, 6,803,229 shares of the registrant's Common Stock, $0.002 par value, were issued and outstanding.


================================================================================

                              MAII HOLDINGS, INC.

                               TABLE OF CONTENTS


                                                                                                                 PAGE
PART I

     Item 1.   Business............................................................................................3
     Item 2.   Properties..........................................................................................4
     Item 3.   Legal Proceedings...................................................................................4
     Item 4.   Submission of Matters To A Vote of Security Holders.................................................5

PART II

     Item 5.   Market For Registrant's Common Stock and Related Stockholder Matters................................6
     Item 6.   Selected Financial Data.............................................................................7
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
               Discontinued Operations.............................................................................8
     Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.........................................11
     Item 8.   Financial Statements and Supplementary Data........................................................11
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............11

PART III

     Item 10.  Executive Officers and Directors of Company........................................................12
     Item 11.  Executive Compensation.............................................................................14
     Item 12.  Security Ownership of Certain Beneficial Owners and Management.....................................19
     Item 13.  Certain Relationships and Related Transactions.....................................................21

PART IV

     Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K....................................21

                                     PART I

ITEM 1. BUSINESS

         This item should be read in conjunction with the Company's consolidated financial statements included elsewhere in this report.

GENERAL

         Effective December 31, 2000, MAII Holdings, Inc., formerly Medical Alliance, Inc. ("MAII" or the "Company") consummated the transactions set forth in that certain Asset Purchase Agreement by and between MAII and ICN Pharmaceuticals California, Inc., a California corporation and wholly-owned subsidiary of ICN Pharmaceuticals, Inc. ("ICN"), a Delaware corporation, dated September 15, 2000. Pursuant to that Asset Purchase Agreement, substantially all of the assets constituting our medical business were sold to ICN ("Purchase Agreement"). The aggregate consideration for the assets to be conveyed equaled $14.4 million and the assumption of certain liabilities. Costs totaling $842,000 were incurred by the Company in connection with the sale. Pursuant to that Asset Purchase Agreement, we changed our name from Medical Alliance, Inc. to MAII Holdings, Inc.

         Since August 2000, we have undertaken a process of identifying and evaluating potential opportunities. In furtherance thereof, in January 2001, we elected Christie S. Tyler as Chairman of the Board and Chief Executive Officer. Mr. Tyler proceeded to develop a strategy to maximize shareholder value. This strategy, increasing shareholder value by seeking attractive operating companies for acquisition, was presented to and approved by our Board of Directors and publicly announced on February 20, 2001.

         The Company is currently reviewing a number of possible transactions. However, there can be no assurance that we will be successful in these endeavors.

         Prior to the closing of the sale of our medical business effective December 31, 2000, the Company provided a complete range of services used to create temporary surgical environments in hospitals, surgery centers and physician offices in 42 states. The Company's services allowed physicians to perform an increasing number of established surgical procedures in the physician's office. These services included:

         o Providing on-site technical personnel and medical equipment on a scheduled basis;

         o Monitoring and documenting preoperative, intraoperative and postoperative procedures;

         o        Returning the surgery site to its pre-procedure condition;

         o Establishing procedural safety and quality assurance protocols for procedures;

         o        Facilitating physician training and qualification; and

         o Physician credentialing pursuant to contracts with managed care organizations.

         The Company's services benefited payors, physicians and patients by lowering costs for surgical procedures, increasing physician productivity, broadening access to advanced medical technologies and improving patient satisfaction.

         The Company facilitated the migration of established surgical procedures and the latest advanced medical technologies from hospitals and outpatient surgery centers to a lower-cost setting, the physician's office. An increasing number of minimally invasive procedures are being performed with local anesthesia in physicians' offices using technologically advanced medical equipment. The Company maintained a network of approximately 3,000 physicians who have utilized the Company's services and had 168 managed care contracts that in the aggregate cover approximately 82 million lives. The Company provided its services along three primary business lines: medical surgical, aesthetic elective services and medical equipment and device sales. The Company's medical surgical services allowed physicians to perform approximately 25 different office-based surgical procedures across numerous specialties, including gynecology, podiatry, urology and otolaryngology. The Company's aesthetic elective services were utilized primarily by plastic surgeons and dermatologists for laser procedures such as skin resurfacing, vascular and pigmented lesion treatment, and tattoo removal. The Company, through its sales force was meeting physicians demand to purchase medical devices and equipment because its low cost does not fit the Company's traditional per case model. The Company was generally reimbursed for providing its medical surgical services by third-party payors, including through its contracts with managed care organizations, and is paid directly by patients for any required co-payments and deductibles. For providing its aesthetic elective services, the Company was generally paid directly by patients or physicians. None of the Company's net revenues were derived from Medicare or Medicaid reimbursement.

GOVERNMENT REGULATION

         The Company's operations were subject to numerous rules and regulations at the federal and state levels. The Company believes that it was and is in substantial compliance with the various rules and regulations. The Company has not experienced any significant regulatory problems.

         The health care industry is subject to extensive federal and state regulation of physicians, other health care providers, managed care organizations and other third-party payors. Health care regulation affected the Company's operations both directly and indirectly. Many states require regulatory approval, including certificates of need, before establishing or expanding certain types of health care facilities or offering certain health care services. Several states in which the Company operated prohibit the corporate practice of medicine except by professional medical corporations or associations. The Company provided only non-physician services and did not exercise influence or control over the practice of medicine by the physicians to whom it provided its services. In addition, the laws of many states prohibit physicians from splitting fees with non-physicians, and some states have promulgated statutes that prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration for referral of patients and that prohibit referrals by physicians for designated health services to entities with which they have a financial relationship. The Company believes that its activities were in material compliance with applicable laws and regulation as currently interpreted. There can be no assurance, however, that a review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the financial position of the Company.

         The Company's services involved the handling of chemical and biological substances and regulated waste materials, some of which may be considered contaminated, hazardous or toxic. The Company was subject to state and federal laws that regulate labor and environmental matters such as the handling and disposal of regulated medical wastes, the release of pollutants and contaminants into the air and water, and the protection of employees who may be exposed to blood or other potentially infectious materials including those which may contain bloodborne pathogens such as hepatitis B virus. The Company is also subject to federal and state laws relating to business conduct and general employee matters. The Company believes that it is and was in material compliance with applicable laws.

INSURANCE

         The Company maintains a $3 million professional liability insurance policy.

EMPLOYEES

         On December 31, 2000, prior to the sale of assets to ICN, the Company had 160 employees. As of January 1, 2001, the Company has no employees other than its executive officers.

ITEM 2. PROPERTIES

         As of January 1, 2001, the Company did not own or lease any properties. The corporate office is temporarily located at 4435 Simonton Road, Dallas, Texas, 75244.

ITEM 3. LEGAL PROCEEDINGS

         As of date the hereof, there are no material legal proceedings pending against or involving the Company that, in the opinion of management, could have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 7, 2000, the Company held its Annual Meeting of Shareholders. The following matters, through the solicitation of proxies, were voted upon by the Company's shareholders at the Annual Meeting: (i) the transactions contemplated by the Asset Purchase Agreement by and among the Company and ICN, including the sale of substantially all of the assets constituting the medical business of the Company in exchange for approximately $14.4 million in cash and the assumption of certain liabilities; (ii) an amendment to the Company's articles of incorporation to change the name of the Company from Medical Alliance, Inc. to MAII Holdings, Inc.; and (iii) the election of three directors for terms expiring in 2003. Each of the matters voted upon were approved by the Company's shareholders, as follows:

                                     VOTES FOR         VOTES AGAINST        ABSTENTIONS      BROKER NON-VOTES
                                     ---------         -------------        -----------      ----------------
   THE SALE                          5,666,406              8,675                 0                   0
   THE NAME CHANGE                   4,284,145             28,588             1,950                   0
   THE ELECTION OF:
      GARY HILL                      5,665,056             10,025                 0                   0
      LEON PRITZKER(1)               5,657,906             17,175                 0                   0
      RICHARD F. DAHLSON             5,665,906              9,175                 0                   0


(1) Mr. Pritzker resigned as a director of the Company on January 12, 2001, for health reasons.

         Messrs. Silcock, Montgomery, Herchman, Kallenberger and LeVecchio were also directors of the Company whose terms continued after the Annual Meeting.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock is listed on the Nasdaq National Market under the symbol "MAII". The high and low closing sales prices (excluding retail markup, markdowns and commissions) for the period January 1, 1998 to December 31, 2000 are as follows:

                                                                                         High            Low
                                                                                         ----            ---
Fiscal year ended December 31, 1998
         First Quarter...............................                                   $4.13          $3.25
         Second Quarter..............................                                    4.25           3.12
         Third Quarter...............................                                    3.87           2.00
         Fourth Quarter..............................                                    2.56           1.50

                                                                                         High            Low
                                                                                         ----            ---
Fiscal year ended December 31, 1999
         First Quarter...............................                                   $3.75          $1.81
         Second Quarter..............................                                    3.13           1.75
         Third Quarter...............................                                    2.13           1.66
         Fourth Quarter..............................                                    2.28           1.09

                                                                                         High            Low
                                                                                         ----            ---
Fiscal year ended December 31, 2000
         First Quarter...............................                                   $5.25          $2.25
         Second Quarter..............................                                    4.75           3.00
         Third Quarter...............................                                    5.00           3.94
         Fourth Quarter..............................                                    4.75           4.00

         As of March 15, 2001, 6,803,229 shares of common stock were outstanding and held by approximately 78 holders of record, and the closing price of the Company's common stock listed on the Nasdaq National Market was $3.72 per share.

         The Company did not pay cash dividends on its common stock during 2000, 1999 or 1998. The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of the Company's business. Consequently, the Company does not anticipate that cash dividends will be paid on the Company's common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the Company for the periods and at the dates indicated. The Company's statement of discontinued operations data for each of the years in the five year period ended December 31, 2000 and its balance sheet data as of December 31, 2000, 1999, 1998, 1997, and 1996 are derived from the Company's audited financial statements. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Discontinued Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.

                                                                                        YEARS ENDED DECEMBER 31,
                                                                       --------------------------------------------------------
                                                                         2000        1999        1998        1997        1996
                                                                       --------    --------    --------    --------    --------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF DISCONTINUED OPERATIONS DATA:
Net Revenues .......................................................   $ 18,943    $ 17,105    $ 16,132    $ 18,821    $ 17,350
Costs and Expenses
     Salaries and benefits .........................................      8,799       7,751       7,328       8,353       5,137
     Selling, general, and administrative ..........................      7,984       6,710       6,306       7,857       5,510
     Depreciation and amortization .................................      2,180       2,401       2,337       3,152       1,595
     Provision for uncollectible accounts ..........................      1,125       1,130       1,690       3,871       3,408
                                                                       --------    --------    --------    --------    --------
         Total costs and expenses ..................................     20,088      17,992      17,661      23,233      15,650
                                                                       --------    --------    --------    --------    --------
         Operating income (loss) ...................................     (1,145)       (887)     (1,529)     (4,412)      1,700
Other (income) expense:
     Interest income and other, net ................................     (1,067)       (723)       (814)       (778)       (172)
     Interest expense ..............................................         32          41          59         111         270
                                                                       --------    --------    --------    --------    --------
         Total other (income) expense ..............................     (1,035)       (682)       (755)       (667)         98
                                                                       --------    --------    --------    --------    --------
         Income (loss) before income taxes .........................       (110)       (205)       (774)     (3,745)      1,602
Income taxes (benefit) .............................................        (19)         --          --        (848)        683
                                                                       --------    --------    --------    --------    --------
Income (loss) from operations of discontinued operations ...........        (91)   ($   205)   ($   774)   ($ 2,897)   $    919
                                                                       --------    --------    --------    --------    --------
Gain on sale of discontinued operations (net of taxes $1,062,611) ..      3,638           0           0           0           0
                                                                       --------    --------    --------    --------    --------

Net income (loss) ..................................................   $  3,547    ($   205)   ($   774)   ($ 2,897)   $    832
                                                                       ========    ========    ========    ========    ========

Basic income (loss) per share:
     Income (loss) from operations of discontinued operations ......   ($   .01)   ($   .03)   ($   .12)   ($   .48)   $    .26

     Gain on sale of discontinued operations  ......................   $    .59          --          --          --          --
                                                                       --------    --------    --------    --------    --------
     Net income (loss) .............................................   $    .58    $   (.03)   $   (.12)   $   (.48)   $    .26
                                                                       ========    ========    ========    ========    ========

Diluted income (loss) per share:
     Income (loss) from operations of discontinued operations ......   ($   .01)   ($   .03)   ($   .12)   ($   .48)   $    .26

     Gain on sale of discontinued operations .......................        .57          --          --          --          --
                                                                       --------    --------    --------    --------    --------
     Net income (loss) .............................................   $    .56    $   (.03)   $   (.12)   $   (.48)   $    .26
                                                                       ========    ========    ========    ========    ========

Weighted average number of common shares outstanding (basic) .......      6,114       6,131       6,214       6,061       3,215
Weighted average number of common shares outstanding
(diluted) ..........................................................      6,350       6,131       6,214       6,061       3,559
Dividends declared on convertible preferred stock ..................   $      0    $      0    $      0    $      0    $     87

                                                                     YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------------------
                                                   2000         1999          1998          1997          1996
                                                ----------   ----------    ----------    ----------    ----------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ...................   $   15,667   $   13,394    $   14,378    $   14,903    $   20,537
Working capital .............................       25,902       15,927        16,434        17,575        22,094
Total assets ................................       30,252       23,946        24,521        26,505        30,708
Total debt and capital lease obligations ....            0           89           240           489           355
Retained earnings (accumulated deficit) .....           64       (3,483)       (3,278)       (2,504)          393
Total shareholders' equity ..................       25,902       22,282        22,554        23,678        26,085


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

FORWARD LOOKING STATEMENTS:

         Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

GENERAL

         As discussed in the notes to the consolidated financial statements and in "Item 1 - General," effective December 31, 2000, substantially all of the assets constituting the medical business of the Company were sold to, and certain liabilities were assumed by, ICN. The Company will not have any business operations in the future other than those associated with the execution of a new growth strategy. The new growth strategy is intended to maximize shareholder value by seeking attractive operating companies for acquisition. The Company intends to evaluate companies that would benefit from an injection of capital for growth and access to the public capital markets.

RESULTS OF DISCONTINUED OPERATIONS

         The following table sets forth certain statement of discontinued operations data expressed as a percentage of net revenues for the periods indicated:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------------
                                                                     2000       1999        1998        1997        1996
                                                                   -------     -------     -------     -------     -------
Net revenues ...................................................     100.0%      100.0%      100.0%      100.0%      100.0%
Salaries and benefits expense ..................................      46.5        45.3        45.4        44.4        29.6
Selling, general and administrative expense ....................      42.1        39.2        39.1        41.7        31.8
Depreciation and amortization ..................................      11.5        14.0        14.5        16.7         9.2
Provision for uncollectible accounts ...........................       5.9         6.6        10.5        20.6        19.6
Operating income (loss) ........................................      (6.0)       (5.2)       (9.5)      (23.4)        9.8
Other (income) expense .........................................      (5.5)       (4.0)       (4.8)       (3.5)        0.6
Income (loss) before income taxes ..............................      (0.0)       (1.2)       (4.8)      (19.9)        9.2
Income taxes (benefit) .........................................      (0.0)         --          --        (4.5)        3.9
Income (loss) from operations of discontinued operations .......      (0.0)       (1.2)       (4.8)      (15.4)        5.3
Gain on sale of discontinued operations (net of
  taxes $1,062,611) ............................................      19.2          --          --          --          --
Net income (loss) ..............................................      18.7        (1.2)       (4.8)      (15.4)        5.3

YEARS ENDED DECEMBER 31, 2000 AND 1999

         Net Revenues. Net revenues increased to $18.9 million for the year ended December 31, 2000 compared to $17.1 million for the year ended December 31, 1999, an increase of $1.8 million or 11%. The increase is substantially attributable to an increase in equipment device sales. The Company had $2.2 million in equipment device sales for the year ended December 31, 2000 compared to $500,000 for the year ended December 31, 1999, an increase of $1.7 million.

         Salaries and Benefits Expense. Salaries and benefits expense increased to $8.8 million for the year ended December 31, 2000 compared to $7.8 million for the year ended December 31, 1999, an increase of $1.0 million or 13%. The majority of the increase was attributable to severance benefits in the amount of $329,013 and $329,283 awarded to Paul Herchman and Gary Hill, respectively, as a result of the sale of assets to ICN pursuant to the Asset Purchase Agreement. The remainder of the increase is related to pay rate increases given to employees on January 1, 2000 and additional bonuses and commissions earned by field employees.

         Selling, General and Administration. Selling, general and administrative expense increased to $8.0 million for the year ended December 31, 2000 compared to $6.7 million for the year ended December 31, 1999, an increase of $1.3 million or 1.9%. The following items were attributable to the change in selling, general and administrative expenses:

         Medical supply expense increased to $1.6 million for the year ended December 31, 2000 compared to $843,000 for the year ended December 31, 1999, an increase of $757,000 or 89.8%. The increase is due to the increase in equipment device sales. The Company began sales of equipment devices in the fourth quarter of 1999.

         Equipment repair and maintenance increased to $1.3 million for the year ended December 31, 2000 compared to $924,000 for the year ended December 31, 1999, an increase of $376,000 or 40.7%. The increase is mainly attributable to an increase in premiums and deductibles related to the Company's equipment maintenance policy.

Selling, general and administrative expense as a percentage of net revenues increased slightly to 42.1% for the year ended December 31, 2000 compared to 39.2% for the year ended December 31, 1999.

         Depreciation and Amortization. Depreciation and amortization decreased to $2.2 million for the year ended December 31, 2000 compared to $2.4 million for the year ended December 31, 1999, a decrease of $200,000 or 8.3%. The decrease in depreciation expense is the result of the elimination of depreciation on equipment and vehicles becoming fully depreciated during 2000 offset by $2.8 million of capital expenditures.

         Provision for Uncollectible Accounts. Provision for uncollectible accounts remained constant at $1.1 million for the years ended December 31, 2000 and 1999. As a percentage of net patient service revenue, provision for uncollectible accounts was 6.0% for the year ended December 31, 2000 compared to 6.8% for the year ended December 31, 1999. This consistency is due to the Company's continued success on scheduling, pre-registration, pre-verification and collections to generate better quality revenues.

         Operating Loss. As a result of the items discussed above, operating loss increased to $1.1 million for the year ended December 31, 2000 compared to a loss of $887,000 for the year ended December 31, 1999, an increase of $487,000 or 54.9%.

         Interest Income & Other, Net. Interest income and other, net increased to $1.0 million for the year ended December 31, 2000 compared to $682,000 for the year ended December 31, 1999, an increase of $353,000. This increase is primarily attributable to the higher balances during the year ended December 31, 2000.

         Provision for Income Taxes. For the year ended December 31, 2000 the Company recorded a tax benefit of $19,000. This provision is due to the gain on the sale of certain assets of the Company to ICN pursuant to the Asset Purchase Agreement.

         Gain on Sale of Discontinued Operations. For the year ended December 31, 2000 the gain on sale of discontinued operations was $3.6 million net of $1.0 million in taxes.

         Net Income/(Loss). The Company's net income increased to $3.5 million for the year ended December 31, 2000 compared to a loss of $205,000 for the year ended December 31, 1999, an increase of $3.7 million. This increase was primarily due to the gain on sale of $3.6 million (net of $1.0 million in taxes) from the sale of certain assets of the Company to ICN pursuant to the Asset Purchase Agreement.

YEARS ENDED DECEMBER 31, 1999 AND 1998

         Net Revenues. Net revenues increased to $17.1 million for the year ended December 31, 1999, compared to $16.1 million for the year ended December 31, 1998, an increase of $1.0 million or 6%. Total net patient service revenue per case increased to $213 for the year ended December 31, 1999 compared to $208 for the year ended December 31, 1998, an increase of $5 per case or 2.4%. The increase in net revenues is primarily related to the equipment sales generated from the Rejuvasilk 2000 microdermabrasion devices of $546,000 during the three months ended December 31, 1999.

         Salaries and Benefits Expense. Salaries and benefits expense increased to $7.8 million for the year ended December 31, 1999 compared to $7.3 million for the year ended December 31, 1998, an increase of $500,000 or 6.8%. The increase is related to pay rate increases given to employees on January 1, 1999 and additional bonuses and commissions earned by field employees. The average total number of employees increased to 156 as of December 31, 1999 compared to 152 as of December 31, 1998, an increase of 4 or 2.6%. Salaries and benefits expense as a percentage of net revenues decreased slightly to 45.3% for the year ended December 31, 1999 compared to 45.4% for the year ended December 31, 1998.

         Selling, General and Administration. Selling, general and administrative expense increased to $6.7 million for the year ended December 31, 1999 compared to $6.3 million for the year ended December 31, 1998, an increase of $400,000 or 6.3%. The following items were attributable to the change in selling, general and administrative expenses:

         The Company incurred an $850,000 nonrecurring charge during the second quarter of 1999 related to the termination of the merger agreement between Diagnostic Health Services Inc. and the Company.

         Vehicle expense decreased to $719,000 for the year ended December 31, 1999 compared to $1.2 million for the year ended December 31, 1998, a decrease of $481,000 or 40.1%. The decrease is primarily attributable to a vehicle lease buyout of the entire fleet which occurred during the third quarter of 1998.

Selling, general and administrative expense as a percentage of net revenues increased slightly to 39.2% for the year ended December 31, 1999 compared to 39.1% for the year ended December 31, 1998. Without the $850,000 nonrecurring charge, selling, general and administrative expense as a percentage of net revenues would have been 34.3% for the year ended December 31, 1999.

         Depreciation and Amortization. Depreciation and amortization increased to $2.4 million for the year ended December 31, 1999 compared to $2.3 million for the year ended December 31, 1998, an increase of $100,000 or 4.3%. For the year ended December 31, 1999, the Company incurred capital expenditures of $2.3 million which was offset by various equipment and vehicles being fully depreciated during 1999.

         Provision for Uncollectible Accounts. Provision for uncollectible accounts decreased to $1.1 million for the year ended December 31, 1999 compared to $1.7 million for the year ended December 31, 1998, a decrease of $600,000 or 35.3%. As a percentage of net patient service revenue, provision for uncollectible accounts decreased to 6.8% for the year ended December 31,1999 compared to 10.5% for the year ended December 31, 1998. This 3.7% improvement is due to a shift from non-contracted to contracted payors and the Company's continued success on scheduling, pre-registration, pre-verification and collections to generate better quality revenues.

         Operating Loss. As a result of the items discussed above, operating loss decreased to $887,000 for the year ended December 31, 1999 compared to a loss of $1.5 million for the year ended December 31, 1998, a decrease of $613,000 or 40.9%. During the second quarter of 1999, there was a nonrecurring charge of $850,000 related to the termination of a proposed merger. Without the nonrecurring charge of $850,000, the operating loss for the year ended December 31, 1999 would have been only $37,000.

         Interest Income & Other, Net. Interest income and other, net decreased slightly to $724,000 for the year ended December 31, 1999 compared to $815,000 for the year ended December 31, 1998, a decrease of $91,000 or 11.2%. This decrease is primarily attributable to the Company earning less interest on a lower commercial paper balance.

         Income Tax Benefit. For the years ended December 31, 1999 and 1998 the Company did not record a current or deferred tax benefit due to the Company's continuing operating loss trend and the uncertainty of utilization of net operating loss carryforwards in future periods.

         Net Loss. As a result of the items discussed above, the Company's net loss decreased to $205,000 for the year ended December 31, 1999 compared to a loss of $774,000 for the year ended December 31, 1998, a decrease of $569,000 or 73.5%. Without the nonrecurring charge of $850,000, there would have been net income of $645,000.

LIQUIDITY AND CAPITAL RESOURCES

         On December 31, 2000, the Company completed the sale of substantially all of the assets constituting the medical business of the Company and assumption of certain liabilities to ICN, pursuant to the Asset Purchase Agreement, in consideration for which the Company received approximately $14.4 million. As of December 31, 2000 the Company has retained earnings of $63,893 due to a gain on the sale of these assets to, and assumption of such liabilities.

         Net cash provided by operating activities was $4,884,000, $1,535,000 and $2,604,000 for the years ended December 31, 2000, 1999 and 1998, respectively, primarily from generated EBITDA (earnings before interest, taxes, depreciation and amortization). For years ended December 31, 2000, 1999 and 1998, the Company consumed $2,594,000, $2,231,000 and $2,530,000 respectively, primarily for the purchase of medical equipment and vehicles. Capital expenditures were $2,872,000, $2,282,000 and $2,566,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash consumed by financing activities was $16,000, $288,000 and $599,000 for the years ended December 31, 2000, 1999 and 1998, respectively, primarily for the repayment of capital lease obligations.

         The Company will not engage in any business operations other than those associated with the execution of a new growth strategy intended to enhance shareholder value by seeking attractive operating companies for acquisition. The Company believes that the remaining cash on hand will be sufficient to meet the Company's needs to execute this new growth strategy.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III



ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF COMPANY

         The following table sets forth certain information with respect to the executive officers and directors of the Company as of March 15, 2001.

                                                                                                         YEAR CURRENT
NAME                                    AGE     POSITION                                                 TERM EXPIRES
----                                    ---     --------                                                 ------------

Christie S. Tyler (1).................  42      Chairman of the Board and Chief Executive Officer        2003
Thomas Montgomery (2) (4).............  43      Acting Chief Financial Officer and Director              2001
Paul Herchman ........................  44      Director                                                 2002
Gary Hill ............................  51      Director                                                 2003
David Kallenberger, M.D...............  52      Director                                                 2002
Tony LeVecchio (2) (3) (4)............  53      Director                                                 2002
Jim Silcock (2) (3) (4)...............  50      Director                                                 2001

Richard F. Dahlson....................  42      Director                                                 2003

(1) Mr. Tyler was elected on January 11, 2001, to replace Leon Pritzker, who resigned for health reasons.

(2)      Member of the Compensation Committee

(3)      Member of the Audit Committee

(4)      Member of the Incentive Plan Committee



         CHRISTIE S. TYLER has been Chairman of the Board and Chief Executive Officer of the Company since January 11, 2001. From June 2000 through January 2001, Mr. Tyler was engaged in private investments. From March 1997 until May 2000, Mr. Tyler served as the Chief Executive Officer and Managing Director of Solution 6 Holdings, Ltd., an Australian Stock Exchange listed company, which provides business solutions to the professional services industry worldwide. From December 1995 until March 1997, Mr. Tyler served as the General Manager of the New Media Group, an affiliate of Telecom New Zealand, a provider of internet and intranet solutions.

         THOMAS MONTGOMERY is a co-founder of the Company and has served as a director of the Company since 1989. Mr. Montgomery was elected Acting Chief Financial Officer of the Company on February 9, 2001. In addition, Mr. Montgomery is a member of the Compensation Committee and the Incentive Plan Committee. Mr. Montgomery served as Chief Financial Officer of Solution 6 Holdings, Ltd., an Australian Stock Exchange listed company, which provides business solutions to the professional services industry worldwide, from 1999 until October 2000. Since October 2000, Mr. Montgomery has been engaged in personal investments. From 1990 until 2000, Mr. Montgomery was a partner of Montgomery, Baggett, and Drews, L.L.P, an accounting firm. Mr. Montgomery received a Bachelor of Business Administration degree from Texas Tech University and a Master of Science degree from Texas Tech University.

         PAUL HERCHMAN is a co-founder of the Company and served as Chairman of the Board and Chief Executive Officer from its inception in 1989 until January 1, 2001 when Mr. Herchman resigned as part of the sale of certain assets of the Company to ICN pursuant to the Asset Purchase Agreement. Mr. Herchman remains a director of the Company. Mr. Herchman currently serves as Vice President and General Manager of ICN Medical Alliance, Inc., a wholly-owned subsidiary of ICN. Mr. Herchman received a Bachelor of Science degree from Texas Tech University.

         GARY HILL, served as President and Chief Operating Officer of the Company from December 1997 until January 1, 2001 when he resigned as part of the sale of certain assets of the Company to ICN pursuant to the Asset Purchase Agreement. Mr. Hill has served as a director since February 1998. Since leaving the Company, Mr. Hill has served as a business consultant to various companies. From January 1994 to April 1996, Mr. Hill served as President of the North Texas Division of Columbia/HCA. Mr. Hill received a Bachelor of Science degree from the University of North Alabama.

         DAVID KALLENBERGER, M.D. is a co-founder of the Company and served as Medical Director from its inception in 1989 until January 1, 2001, when Dr. Kallenberger resigned as part of the sale of certain assets to ICN pursuant to the Asset Purchase Agreement. Dr. Kallenberger is a practicing physician specializing in obstetrics and gynecology and has been practicing at Integris Baptist Medical Center in Oklahoma City, Oklahoma since 1981. Dr. Kallenberger serves as a Clinical Professor in the Department of Obstetrics/Gynecology at the University of Oklahoma Health Science Center and as the Program Director of the Henry G. Bennett Fertility Institute at Integris Baptist Medical Center. Dr. Kallenberger received his Medical Doctorate degree from The University of Oklahoma.

         TONY LEVECCHIO has been a director of the Company since 1997. Mr. LeVecchio is a member of the Audit Committee, the Compensation Committee, and the Incentive Plan Committee. Mr. LeVecchio is President of The James Group, a business advisory firm, where he has been a principal since 1989. Mr. LeVecchio received a Bachelor of Economics degree and a Master of Business Administration degree from Rollins College in 1968 and 1969, respectively.

         JIM SILCOCK, has been a director of the Company since February 1996 and is a member of the Audit Committee, the Compensation Committee, and the Incentive Plan Committees. Mr. Silcock has served as a general partner of Mapleleaf Capital Ltd., a general partner of Sunwestern Associates III, a general partner of Sunwestern Investment Fund III, a venture capital fund, since 1988 and as a general partner of T.V.P. Associates Limited, the general partner of Texas Venture Partners, a venture capital fund, since 1984. Mr. Silcock received a Bachelor of Arts degree from Dartmouth College and a Master of Business Administration degree from the Amos Tuck School of Business Administration at Dartmouth College.

         RICHARD F. DAHLSON has been a director of the Company since October 2000 and has served as outside legal counsel to the Company since 1992. Mr. Dahlson is a partner of Jackson Walker L.L.P., a law firm headquartered in Dallas, Texas. Mr. Dahlson has been with Jackson Walker L.L.P. since 1984. Mr. Dahlson received his B.S.B.A. from the University of Minnesota and his J.D. degree from the University of Wisconsin. Mr. Dahlson serves as a director of Wireless WebConnect!, Inc.

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

         Based solely on its review of the copies of such forms received by it with respect to fiscal year 2000, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its officers, directors and persons who own more than 10% of a registered class of the Company's equity securities have been complied with other than the following: Paul Herchman filed one late form reporting one transaction; Thomas Montgomery filed one late form reporting one transaction; and Mapleleaf Capital, Inc. filed one late form reporting two transactions.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         The business of the Company is managed under the direction of the Board. The Board meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring approval of the Board. It also holds special meetings when an important matter requires action by the Board between scheduled meetings. In 2000, the Board met nine times. During 2000, each member of the Board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a director.

         The Board has three standing committees: the Audit Committee, the Compensation Committee and the Incentive Plan Committee. The functions of these committees, their current members, and the number of meetings held during the fiscal year ending December 31, 2000, are described below.

         Audit Committee. The Audit Committee makes recommendations to the Board regarding the appointment of independent auditors, reviews the plan and scope of any audit to the Company's financial statements and reviews the Company's significant accounting policies and related matters. As of December 31, 2000, the Audit Committee was comprised of Messrs. Pritzker, LeVecchio and Silcock. In 2000, the Audit Committee met three times.

         Compensation Committee. The Compensation Committee makes recommendations to the Board regarding the compensation of executive officers. The Compensation Committee is comprised of Messrs. LeVecchio, Montgomery, and Silcock. In 2000, the Compensation Committee met one time.

         Incentive Plan Committee. The Incentive Plan Committee was established in 1997 and administers the Company's 1994 Amended and Restated Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan Committee is comprised of Messrs. Montgomery, LeVecchio and Silcock. In 2000, the Incentive Plan Committee met two times.

         The Company does not have a nominating committee. The functions customarily performed by a nominating committee are performed by the Board as a whole.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the Company's only other executive officer earning at least $100,000, (the "Named Executive Officers"), based on salary and bonus earned during 2000, 1999 and 1998.

                                                                                                         LONG-TERM
                                                             ANNUAL COMPENSATION                    COMPENSATION AWARDS
                                                  -----------------------------------------      -------------------------
                                                                                                 SECURITIES
NAME AND                                          FISCAL                       OTHER ANNUAL      UNDERLYING    ALL OTHER
PRINCIPAL POSITION                                YEAR      SALARY    BONUS    COMPENSATION       OPTIONS     COMPENSATION
------------------                                ------    ------    -----    ------------      ----------   ------------
Paul R. Herchman(1)..........................     2000      $200,000    $0          $0                    0    $5,240(2)
    Chairman of the Board and Chief               1999      $200,000    $0          $0              100,000    $5,240(2)
    Executive Officer
                                                  1998       200,000     0          0                     0     5,700

Gary Hill(1).................................     2000       200,000     0          0                     0     5,420(3)
    President and Chief Operating Officer         1999       200,000     0          0                     0     5,420(3)
                                                  1998       200,000     0          0               151,540     5,420

----------


(1) Mr. Herchman and Mr. Hill both resigned their executive office positions with the Company on January 1, 2001 as part of the sale of substantially all of the assets constituting the Company's medical business to ICN pursuant to the Asset Purchase Agreement. Both, however, remain directors of the Company.

(2) Represents a $350 per month automobile allowance paid to Mr. Herchman, and $1,040 of annual premiums on a life insurance policy, of which Mr. Herchman's spouse is the beneficiary, paid by the Company on Mr. Herchman's behalf.

(3) Represents a $350 per month automobile allowance paid to Mr. Hill and $1,220 of annual premiums on a life insurance policy, of which Mr. Hill's spouse is the beneficiary, paid by the Company on Mr. Hill's behalf.

                              OPTION GRANTS IN 2000

The Named Executive Officers did not receive any option grants during 2000.

                  AGGREGATE OPTION VALUES AT DECEMBER 31, 2000


                                              NUMBER OF SECURITIES                      VALUE OF UNEXERCISED
                                             UNDERLYING UNEXERCISED                     IN-THE-MONEY OPTIONS
                                          OPTIONS AT DECEMBER 31, 2000                 AT DECEMBER 31, 2000(1)
                                         -----------------------------              ------------------------------
                NAME                     EXERCISABLE     UNEXERCISABLE              EXERCISABLE      UNEXERCISABLE
                ----                     -----------     -------------              -----------      -------------
Paul Herchman..............              101,000 (2)           0                     $234,000                   $0
Gary Hill..................              250,000 (2)           0                         0                       0


----------


(1) These values assume a valuation of $4.25 per share at December 31, 2000. Value is calculated based on (a) the difference between the option price and $4.25, multiplied by (b) the number of shares of Common Stock underlying the options.

(2) Shares are vested and exercisable pursuant to the terms of the Change of Control agreements, discussed below.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

         The Company entered into an Employment Agreement with Paul Herchman, dated as of January 1, 1998, (the "Herchman Agreement"). Mr. Herchman resigned as Chief Executive Officer of the Company on January 1, 2001. The Herchman Agreement provided that it could be terminated by the Company upon twelve months prior notice and could be terminated by Mr. Herchman upon three months prior notice. The Herchman Agreement provided that Mr. Herchman receive a base salary of $200,000 per year and was eligible to receive bonuses based upon the Company's financial performance. The Herchman Agreement requires Mr. Herchman to maintain the confidentiality of the Company's proprietary information during his employment and thereafter and prohibits Mr. Herchman from competing with the Company during his employment and for a period of one year thereafter.

         The Company entered into a Change of Control Agreement with Mr. Herchman, dated as of July 5, 2000, (the "Herchman Change of Control Agreement"). The Company's sale of substantially all assets comprising its medical business to ICN resulted in a change of control as defined in the Herchman Change of Control Agreement. The Herchman Change of Control Agreement provided that upon a change of control of the Company, as defined therein, the Company would pay to Mr. Herchman (i) unpaid base salary, bonuses and business expenses incurred through the date of the change of control and (ii) within fifteen days following the date of the change of control, a lump sum severance payment equalling Mr. Herchman's annual base salary plus the annual cost of COBRA benefits, exclusive of 401(k) benefits, provided to Mr. Herchman by the Company, multiplied by (1.5) one and one-half. The Herchman Change of Control Agreement further provided for the amendment of Mr. Herchman's existing stock option agreements with the Company to trigger the immediate vesting and exercisability of all options granted to Mr. Herchman as of the date of the change of control and shall remain exercisable for the original remaining term. The payments made under the Herchman Change of Control Agreement were in lieu of payments that would have been required under the Herchman Employment Agreement, which was deemed canceled prior to a change of control.

         The Company entered into an Employment Agreement with Gary Hill, dated as of December 2, 1997, (the "Hill Agreement"). Mr. Hill resigned as President of the Company effective January 1, 2001. The Hill Agreement provided that Mr. Hill receive a base salary of $200,000 per year and was eligible to receive bonuses based upon the Company's financial performance. The Hill Agreement was terminable by the Company with twelve months prior notice and could be terminated by Mr. Hill upon three months prior notice. The Hill Agreement requires Mr. Hill to maintain the confidentiality of the Company's proprietary information during his employment and thereafter and prohibits Mr. Hill from competing with the Company during his employment and for a period of one year thereafter.

         The Company entered into a Change of Control Agreement with Mr. Hill, dated as of July 5, 2000, (the "Hill Change of Control Agreement"). The Company's sale of substantially all assets comprising its medical business to ICN resulted in a change of control as defined in the Hill Change of Control Agreement. The Hill Change of Control Agreement provided that upon a change of control of the Company, as defined therein, Medical Alliance would pay to Mr. Hill (i) unpaid base salary, bonuses and business expenses incurred through the date of the change of control and (ii) within fifteen days following the date of the change of control, a lump sum severance payment equalling Mr. Hill's annual base salary plus the annual cost of COBRA benefits, exclusive of 401(k) benefits, provided to Mr. Hill by the Company, multiplied by (1.5) one and one-half. The Hill Change of Control Agreement further provided for the amendment of Mr. Hill's existing stock option agreements with the Company to trigger the immediate vesting and exercisability of all options granted to Mr. Hill as of the date of the change of control and shall remain exercisable for the original remaining term. The payments made under the Hill Change of Control Agreement were in lieu of payments that would have been required under the Hill Employment Agreement, which was deemed canceled prior to a change of control.

         The Company has entered into an Employment Agreement with Christie S. Tyler, dated as of January 12, 2001 (the "Tyler Agreement"), pursuant to which Mr. Tyler agreed to serve as Chief Executive Officer of the Company for three years. The Tyler Agreement provides for an annual salary of $300,000, subject to increase to $400,000 at the time that the Company completes the acquisition of an operating company or consummates public or private offerings aggregating at least $15 million, and bonuses at the discretion of the Board of Directors of the Company. Pursuant to the Tyler Agreement, the Company issued to Mr. Tyler two non-qualified stock option agreements under the Incentive Plan. The first of such option agreements is for 166,667 shares of the Company's common stock, vesting 33,333 shares every three months, commencing on April 12, 2001, and at a purchase price of $4.03 per share. The second of such option agreements is for 233,333 shares of the Company's common stock, vesting 33,333 shares every three months, commencing on July 12, 2002, and at a purchase price of $4.03 per share; provided however, that the second option agreement is subject to approval by the shareholders of the Company of an amendment to the Incentive Plan which increases the shares of the Company's common stock subject to the Incentive Plan to at least 2,000,000 shares from the current 1,624,290 shares. Both option agreements expire on the fifth anniversary of the date of grant, or earlier upon Mr. Tyler's termination of employment with the Company, as provided in the Incentive Plan.

         The Tyler Agreement also requires Mr. Tyler to maintain the confidentiality of the Company's proprietary information during his employment and for a period of five years thereafter, and prohibits Mr. Tyler from competing with the Company during his employment and for a period of one year thereafter. The Tyler Agreement may be terminated for various reasons by either party. Upon a termination due to expiration of the term of the Tyler Agreement, death of Mr. Tyler, disability of Mr. Tyler, "Just Cause" (as defined therein, which includes non-payment of the Tyler Note (as defined below)) by the Company or by Mr. Tyler without "Good Reason" (as defined therein), Mr. Tyler will only be entitled to receive the compensation earned by him prior to the date of termination. Upon a termination by the Company without "Just Cause" or by Mr. Tyler for "Good Reason", Mr. Tyler will be entitled to receive a severance payment equal to his then current monthly salary multiplied by the number of months remaining in the term; provided, however, if termination occurs prior to July 12, 2001, then such period shall only be six months and not the remaining months of the term.

         In connection with the Tyler Agreement, the Company and Mr. Tyler entered into a Stock Purchase Agreement, dated as of February 1, 2001 (the "Tyler Purchase Agreement"), pursuant to which Mr. Tyler purchased 680,000 shares of the Company's common stock, at a purchase price of $4.03 per share, or $2,740,400 in the aggregate; $1,360 of which is payable in cash and the remaining $2,739,040 of which is payable in the form of a promissory note made payable to the Company (the "Tyler Note"). The Tyler Purchase Agreement allows Mr. Tyler to sell shares of the Company's common stock back to the Company on or prior to April 12, 2001, at a price of $4.03 per share, if Mr. Tyler purchases shares of the

Company's common stock from other shareholders of the Company on or prior to such date. The Tyler Note has an interest rate of 6.33% per annum, and the principal of and accrued but unpaid interest on, the Tyler Note is due and payable on April 12, 2001. The shares of the Company's common stock purchased by Mr. Tyler under the Tyler Purchase Agreement are currently held by, and pledged to, the Company as security for payment of the Tyler Note, pursuant to a Pledge and Security Agreement, dated as of February 1, 2001, by and between the Company and Mr. Tyler.



                     REPORT OF THE COMPENSATION COMMITTEE OF
                THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     In order to succeed, the Company believes that it must be able to attract and retain qualified executives. The Compensation Committee has been primarily responsible for determining executive compensation. All of the Company's executive officers are parties to employment agreements (the "Executive Employment Agreements"), which provide for their base compensation level, as well as annual incentives based on the Company's performance. The Compensation Committee intends that future determination of executive compensation will continue to take into account input from the Company's senior management and, among other things, one or more of the following goals:

     o    Aligning company, employee and shareholder interests;

     o    Rewarding executives for successful strategic management;

     o    Recognizing outstanding performance;

     o Providing incentives and rewards that will attract and retain highly qualified and productive people;

     o    Motivating employees to high levels of performance; and

     o    Ensuring external competitiveness and internal equity.



     To achieve these goals, the Company's executive compensation policies will continue to integrate annual base compensation with bonuses based upon a variety of factors that may include the Company's operating performance and individual initiatives and performance. In measuring the Company's operating performance, the Compensation Committee may consider, among other things, the Company's attainment of gross margin, operating profit and growth targets, limits on corporate general and administrative expenses, net income and earnings per share targets, and debt to capital ratio levels. The Compensation Committee has not applied a formula assigning specific weights to any such factors. Compensation through stock options is designed to attract and retain qualified executives and to ensure that such executives have a continuing stake in the long-term success of the Company. When granting stock options, the Compensation Committee may consider, among other things, a number of criteria and factors including the recipient's level of cash compensation, years of service with the Company, position with the Company and the number of unexercised options held by the recipient. In order to continue to provide management the long-term incentives afforded by stock options, during 2000, the Compensation Committee approved the grant of options to a number of the Company's officers, directors and employees.

                       COMPENSATION OF EXECUTIVE OFFICERS

     Compensation of the Company's executive officers is generally comprised of base salary, quarterly and annual cash bonuses, and long-term incentive compensation in the form of stock options. In determining salaries for the executive officers in 2000, the Board took into account individual experience and performance of its executive officers. In determining stock option grants for the executive officers, the Compensation Committee evaluated a number of criteria, including the recipient's level of cash compensation, years of service with the Company, position with the Company and the number of unexercised options held by the recipient.

     This report is submitted by the members of the Compensation Committee:
Thomas Montgomery, Tony LeVecchio, and Jim Silcock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2000, the Compensation Committee made recommendations to the Board regarding compensation of the Company's executive officers and the Board approved all of such recommendations. During 2000, the Compensation Committee was comprised of Thomas Montgomery, Tony LeVecchio, and Jim Silcock. No executive officer of the Company served as a member of the Compensation Committee or similar committee or board of directors of any other entity which an executive officer thereof served on the Compensation Committee or Board.

                             STOCK PERFORMANCE CHART

     The following chart compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock from October 11, 1996, through December 31, 2000, with the cumulative total return on the Nasdaq Stock Market and the S&P Small Cap 600. The Company does not believe it is feasible to provide a comparison against a group of peer companies, as there is an insufficient number of similar publicly traded companies. The comparison assumes $100 was invested immediately prior to such period in Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. Dates on the following chart represent the last day of the indicated fiscal year. The Company paid no dividends during such period.


                                    [GRAPH]

                               12/31/00      12/31/99       12/31/98       12/31/97       12/31/96        10/11/96
                            ------------   ------------   ------------   ------------   ------------   ------------
MAII Holdings, Inc.                38.60          18.73          18.18          36.36         104.55         100.00
S&P Small Cap 600                 158.10         142.40         127.40         130.42         104.74         100.00
Nasdaq Stock Market               199.72         328.97         177.26         126.95         104.37         100.00

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to beneficial ownership of Common Stock as of February 28, 2001, by (i) all persons known to the Company to be the beneficial owner of 5% or more of the Common Stock, (ii) each director of the Company, (iii) the chief executive officer and each of the Company's other most highly compensated executive officers whose total annual compensation for 2000 based on salary and bonus earned during 2000 exceeded $100,000 (the "Named Executive Officers") and (iv) all of the Company directors and executive officers as a group. This table does not include shares of Common Stock that may be purchased pursuant to options not exercisable within 60 days of February 28, 2001. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

          NAME OF BENEFICIAL OWNER                      NUMBER OF SHARES               PERCENTAGE OF SHARES
                AND DIRECTOR                         BENEFICIALLY OWNED (1)           BENEFICIALLY OWNED(1)
                ------------                         ----------------------           ---------------------
NAMED EXECUTIVE OFFICERS AND DIRECTORS
Paul Herchman (2).........................                    466,046                          6.6%
Gary Hill (3).............................                    265,000                          3.7%
David Kallenberger, M.D. (4)..............                    177,136                          2.5%
Tony LeVecchio (5)........................                     50,314                           *
Thomas Montgomery (6).....................                    237,625                          3.3%
Chris Tyler (7)...........................                    713,333                         10.0%
Jim Silcock (8)(16).......................                  1,007,692                         14.2%
Richard F. Dahlson (9)....................                     13,979                           *
All named  executive  officers and
directors as a group (8 persons)(10)......                  2,931,125                         41.2%

*Less than 1%.

Other 5% Shareholders

Sunwestern Cayman 1988 Partners (11)(16)..                    519,581                          7.5%
Sunwestern Investment Fund III (12)(16)...                    479,612                          6.7%
Patrick Rivelli (13)(16)..................                  1,013,192                         14.3%
Satana Corporation (14)(16)...............                    494,645                          7.0%
Dimensional Fund Advisors, Inc. (15)......                    383,600                          5.4%
William E. Hollis et. al. (16)............                  2,220,587                         31.2%

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

     (2) Includes 101,000 shares underlying currently exercisable options to purchase Common Stock.

     (3) Includes 250,000 shares underlying currently exercisable options to purchase Common Stock

     (4) Includes 29,109 shares underlying currently exercisable options to purchase Common Stock.

     (5) Includes 8,499 shares underlying currently exercisable options to purchase Common Stock.

     (6) Includes 8,499 shares underlying currently exercisable options to purchase Common Stock, 7,805 shares of Common Stock held by Mr. Montgomery's spouse's profit sharing plan and 53,610 shares of Common Stock held by Montgomery, Jessup and Company L.L.P.'s ("MJC") profit sharing plan, of which Mr. Montgomery participates. Mr. Montgomery may be deemed to be the indirect owner of the shares beneficially owned by the profit sharing plan by virtue of his authority to make investment decisions regarding the voting and disposition of such shares. The business address of Mr. Montgomery is 4435 Simonton Road, Dallas, Texas 75244.

     (7) Includes 33,333 shares underlying currently exercisable options to purchase Common Stock. The business address of Mr. Tyler is c/o Richard F. Dahlson, 901 Main Street, Suite 6000, Dallas, Texas 75202.

     (8) Includes 8,499 shares underlying currently exercisable options to purchase Common Stock beneficially owned by Mapleleaf Capital, Ltd., 519,581 shares beneficially owned by Sunwestern Cayman 1988 Partners, and 479,612 shares beneficially owned by Sunwestern Investment Fund III, all of which are affiliates of Mr. Silcock. Mr. Silcock may be deemed to be the indirect beneficial owner of shares beneficially owned by such entities by virtue of his authority to make investment decisions regarding the voting and disposition of such shares. Mr. Silcock disclaims beneficial ownership of the shares owned by Mapleleaf Capital, Ltd., Sunwestern Cayman 1988 Partners and Sunwestern Investment Fund III. Mr. Silcock's business address is 12221 Merit Drive, Suite 935, Dallas, Texas 75251.

     (9) Includes 2,100 shares beneficially owned by Mr. Dahlson's spouse, 7,805 shares beneficially owned by Mr. Dahlson's spouse's IRA plan, and 4,074 shares underlying currently exercisable options to purchase Common Stock. Mr. Dahlson disclaims beneficial ownership of the shares owned by his spouse and his spouse's IRA plan.

     (10) Includes the shares referenced in footnotes (2) - (9).

     (11) The business address of Sunwestern Cayman 1988 Partners is 12221 Merit Drive, Suite 935, Dallas, Texas 75251.

     (12) The business address of Sunwestern Investment Fund III is 12221 Merit Drive, Suite 935, Dallas, Texas 75251.

     (13) Includes 8,499 shares underlying currently exercisable options to purchase Common Stock beneficially owned by Mapleleaf Capital, Ltd., 519,581 shares beneficially owned by Sunwestern Cayman 1988 Partners, and 479,612 shares beneficially owned by Sunwestern Investment Fund III, all of which are affiliates of Mr. Rivelli. Mr. Rivelli may be deemed to be the indirect beneficial owner of shares beneficially owned by such entities by virtue of his authority to make investment decisions regarding the voting and disposition of such shares. Mr. Rivelli disclaims beneficial ownership of the shares owned by Mapleleaf Capital, Ltd., Sunwestern Cayman 1988 Partners and Sunwestern Investment Fund III. The business address for Mr. Rivelli is 12221 Merit Drive, Suite 935, Dallas, Texas 75251.

     (14) Includes 2,000 shares underlying currently exercisable options to purchase Common Stock. The business address of Satana Corporation is National Plaza 2, Suite 102, Amarillo, Texas 79101.

     (15) Dimensional Fund Advisors, Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies trusts and accounts are the "Funds". In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of the Issuer described in this schedule that are owned the Funds. All securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The business address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

     (16) On March 1, 2001, David Mura, Gerald Gordon, William E. Hollis, Patrick Rivelli, Robert Bennett, Mapleleaf Capital, Ltd., Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners and Santana Corporation (the "Reporting Persons") filed a Report on Form 13D relating to 2,220,587 shares of Common Stock held, collectively, by the Reporting Persons, in which among other matters, the Reporting Persons indicated that they might in the future consider the feasibility and advisability of taking action as a group with respect to their ownership of shares of the Common Stock. As described in footnote 8 above, Mr. Silcock and Mr. Rivelli are affiliates of Mapleleaf Capital, Ltd., Sunwestern Investment Fund III and Sunwestern Cayman 1988 Partners. Robert Bennett is an affiliate of Santana Corporation. The business address of Mr. Hollis is 19159 SW 101 Street, Dunnellon, Florida 34432.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Montgomery, Acting Chief Financial Officer and a director of the Company, is a partner with Montgomery, Baggett and Drews, L.L.P. ("MBD"), certified public accountants, and an affiliate of MBD Business Services, Inc. The Company paid MBD Business Services, Inc. approximately $78,000 in accounting fees during 2000. Mr. Dahlson, a director for the Company, is a partner with Jackson Walker L.L.P., a law firm that serves as outside legal counsel for the Company. The Company paid Jackson Walker L.L.P. $261,317 in legal fees during 2000. The Company entered into Change of Control Agreements with each of Messrs. Herchman and Hill and the Company entered into the Tyler Agreement, the Tyler Purchase Agreement, and the Tyler Note with Mr. Tyler (each of which agreements are described in Item 11 above).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The following documents are filed as a part of this Annual Report on Form 10-K:

               (1) Financial Statements:

                                                                                                                  Page
               Report of Independent Accountants............................................................      F-2
               Consolidated Balance Sheets as of December 31, 1999 and 2000.................................      F-3
               Consolidated Statements of Discontinued Operations for the years ended December 31, 2000,
               1999 and 1998................................................................................      F-4
               Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999
               and 1998.....................................................................................      F-5
               Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998...
                                                                                                                  F-6
               Consolidated Notes to Financial Statements...................................................      F-7

               (2) Financial Statement Schedule:

                   Schedule II - Valuation and Qualifying Accounts..........................................      F-15

               (3) Exhibits

                   The exhibits filed as a part of this report are listed under "Exhibits" at subsection (c) of this Item 14.

          (b)  Reports on Form 8-K:

          A Form 8-K dated July 5, 2000 was filed on behalf of the Registrant during the last quarter of the Company's 2000 fiscal year to report an
          Item 5 Other Event related to the Herchman Change of Control Agreement and the Hill Change of Control Agreement.

          Additionally, the Company hereby reports the information required by
          Item 2 of Form 8-K.

          On January 3, 2001, pursuant to an Asset Purchase Agreement dated September 15, 2000, MAII Holdings, Inc., f/k/a Medical Alliance, Inc. (the "Company"), completed a transaction in which it sold substantially all of the assets constituting the medical business of the Company to ICN Pharmaceuticals California, Inc.("ICN California"), a California corporation and wholly-owned subsidiary of ICN Pharmaceuticals, Inc. ("ICN"), a Delaware corporation, in exchange for $14.4 million in cash and ICN California's assumption of certain liabilities subject to post-closing adjustments (the "Purchase Agreement"). Certain of the Company's assets, including cash, bank deposits, securities, minute books, tax returns and rights to refunds of taxes, and certain receivables, were excluded from the transaction.

          The consideration for the transaction was determined by negotiations between the parties to the Purchase Agreement. To the Company's knowledge, no material relationship existed between ICN or ICN California and the Company, or any affiliate, director, or officer of the Company, or any associated of any such director or officer.


          (c)  Exhibits:

               EXHIBIT NUMBER                             EXHIBIT DESCRIPTION
               --------------                             -------------------
               3.1                  -        Amended and Restated Articles of
                                             Incorporation of the Company. (1)

               3.2                  -        Amended and Restated Bylaws of the
                                             Company, dated May 27, 1999. (3)

               3.3                  -        Certificate of Amendment of
                                             Articles of Incorporation of the
                                             Company. (3)

               4.1                  -        Specimen of Company Common Stock
                                             Certificate. (1)

               4.2                  -        Warrant to Purchase 15,651 Shares
                                             of Common Stock of the Company
                                             dated July 27, 1995 between the
                                             Company and Paul R. Herchman. (1)

               10.1                 -        Medical Alliance, Inc. 1994 Amended
                                             and Restated Long-Term Incentive
                                             Plan. (2) (4)

               10.2                 -        Employment Agreement between the
                                             Company and Paul Herchman. (1) (4)

               10.3                 -        Change of Control Agreement between
                                             the Company and Paul Herchman. (10)

               10.4                 -        Employment Agreement between the
                                             Company and Gary Hill. (7) (4)

               10.5                 -        Change of Control Agreement between
                                             the Company and Gary Hill. (10)

               10.6                 -        Lease Agreement. (1)

               10.7                 -        Strategic Alliance Agreement, dated
                                             as of December 19, 1996, by and
                                             between Laserscope and the Company.
                                             (6)

               10.8                 -        Strategic Alliance Agreement, dated
                                             as of January 1, 1997, by and
                                             between Valleylab, Inc. and the
                                             Company. (6)

               10.9                 -        Exclusive Provider Agreement, dated
                                             as of February 9, 1997, by and
                                             between Imagyn Medical, Inc. and
                                             the Company. (6)

               10.10                -        Paul Herchman Severance Agreement.
                                             (8)

               10.11                -        Asset Purchase Agreement dated as
                                             of September 15, 2000 by and
                                             between the Company and ICN
                                             Pharmaceuticals California, Inc.
                                             (9)

               10.12                -        Employment Agreement between the
                                             Company and Christie S. Tyler. (3)

               10.13                -        Stock Purchase Agreement between
                                             the Company and Christie S. Tyler.
                                             (3)

               10.14                -        Promissory Note Issued to the
                                             Company by Christie S. Tyler. (3)

               10.15                -        Pledge and Security Agreement
                                             between the Company and Christie S.
                                             Tyler. (3)

               12.1                 -        Subsidiaries of the Company. (1)


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

(9) Previously filed as Appendix A to the Company's Proxy Statement, filed November 9, 2000.

(10) Previously filed as an exhibit to the Company's Form 8-K dated October 12, 2000, and incorporated herein by reference.

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                                                                PAGE NUMBER
                                                                                                                -----------
Report of Independent Accountants...........................................................................         F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999................................................         F-3
Consolidated Statements of Discontinued Operations for the years ended December 31, 2000, 1999 and 1998.....         F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998........         F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998..................         F-6
Consolidated Notes to Financial Statements..................................................................         F-7
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998........        F-15


         All other schedules are not submitted because they are not applicable or not required or because the information is included in the consolidated financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of MAII Holdings, Inc.:

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 21 present fairly, in all material respects, the financial position of MAII Holdings, Inc. at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 21 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
March 20, 2001

                               MAII HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


ASSETS
                                                                                   2000             1999
                                                                              -------------    -------------
Current assets:
     Cash and cash equivalents.........................................       $  15,667,270    $  13,393,646
     Accounts receivable, less allowance for doubtful accounts of
     approximately  $624,000 in 1999...................................                  --        2,080,143
     Other receivables.................................................          14,400,000               --
     Prepaid expenses and other current assets.........................             147,973        1,525,576
     Refundable federal and state income taxes.........................              36,600           49,508
     Deferred income taxes.............................................                  --          263,331
                                                                              -------------    -------------
         Total current assets..........................................          30,251,843       17,312,204
Property and equipment, net............................................                  --        5,905,091

Intangible assets, net of amortization of approximately $315,000
     in 1999...........................................................                  --          729,143
                                                                              -------------    -------------
         Total assets..................................................       $  30,251,843    $  23,946,438
                                                                              =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable..................................................       $   1,784,061    $     673,539
     Accrued expenses..................................................             864,171          634,890
     Accrued severance.................................................             658,000               --
     Capital lease obligations.........................................                  --           73,123
     Income tax payable................................................           1,043,784               --
     Deferred revenue..................................................                  --            3,546
                                                                              -------------    -------------
         Total current liabilities.....................................           4,350,016        1,385,098
Capital lease obligations, net of current maturities...................                  --           15,689
Deferred income taxes..................................................                  --          263,331
                                                                              -------------    -------------
         Total liabilities.............................................           4,350,016        1,664,118
                                                                              -------------    -------------

Commitments (Note 8)

Stockholders' equity:
     Common stock, $0.002 par value, 30,000,000 shares authorized,
     6,456,532 and 6,423,355 shares issued and 6,123,229 and
     6,090,052 shares outstanding, respectively........................              12,878           12,812
     Capital in excess of par value....................................          26,774,207       26,701,496
     Retained earnings (accumulated deficit)...........................              63,893       (3,482,837)
     Treasury stock at cost, 333,303 in 2000 and 1999..................            (949,151)        (949,151)
                                                                              -------------    -------------
         Total stockholders' equity....................................          25,901,827       22,282,320
                                                                              -------------    -------------
         Total liabilities and stockholders' equity....................       $  30,251,843    $  23,946,438
                                                                              =============    =============




The accompanying notes are an integral part of the consolidated financial statements.

                               MAII HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                 2000             1999             1998
                                                            -------------    -------------    -------------
Net revenue...........................................      $  18,943,358    $  17,104,682    $  16,132,206
                                                            -------------    -------------    -------------
Costs and expenses:
     Salaries and benefits............................          8,799,253        7,751,062        7,327,343
     Selling, general and administrative..............          7,983,883        6,709,966        6,306,234
     Depreciation and amortization....................          2,180,161        2,400,575        2,337,183
     Provision for uncollectable accounts.............          1,124,989        1,130,183        1,690,293
                                                            -------------    -------------    -------------
         Total costs and expenses.....................         20,088,286       17,991,786       17,661,053
                                                            -------------    -------------    -------------
         Operating loss...............................         (1,144,928)        (887,104)      (1,528,847)
                                                            -------------    -------------    -------------

Other (income) expense:
     Interest income and other, net...................         (1,067,275)        (723,522)        (814,570)
     Interest expense.................................             32,383           41,279           59,306
                                                            -------------    -------------    -------------
         Total other (income) expense.................         (1,034,892)        (682,243)        (755,264)
                                                            -------------    -------------    -------------
Income (loss) before income taxes.....................           (110,036)        (204,861)        (773,583)
Income taxes (benefit)................................            (18,827)              --               --
                                                            -------------    -------------    -------------
Income (loss) from operations of discontinued
  operations..........................................            (91,209)        (204,861)        (773,583)
Gain on sale of discontinued operations
  (net of taxes $1,062,611)...........................          3,637,939               --               --
                                                            -------------    -------------    -------------
Net income (loss).....................................      $   3,546,730    $    (204,861)   $    (773,583)
                                                            =============    =============    =============
Basic income (loss) per share:
      Income (loss) from operations of discontinued
          operations..................................      $       (0.01)   $       (0.03)   $       (0.12)

      Gain on sale of discontinued operations.........               0.59               --               --
                                                            -------------    -------------    -------------

      Net income (loss) ..............................      $        0.58    $       (0.03)   $       (0.12)
                                                            =============    =============    =============

Diluted income (loss) per share
      Income (loss) from operations of discontinued
          operations..................................      $       (0.01)   $       (0.03)   $       (0.12)

      Gain on sale of discontinued operations.........               0.57               --               --
                                                            -------------    -------------    -------------

      Net income (loss) ..............................      $        0.56    $       (0.03)   $       (0.12)
                                                            =============    =============    =============

Weighted average number of common shares
outstanding (in thousands) (basic)....................              6,114            6,131            6,214
Weighted average number of common shares
outstanding (in thousands) (diluted)..................              6,350            6,131            6,214


The accompanying notes are an integral part of the consolidated financial statements.

                               MAII HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                                                     Retained
                                                                    Capital In       Earnings                           Total
                                            Common Stock             Excess of     (Accumulate        Treasury       Stockholders'
                                      Shares           Amount        Par Value       Deficit)          Stock            Equity
                                   -------------   -------------   -------------   -------------    -------------    -------------
Balance at December 31, 1997.....      6,157,300   $      12,331   $  26,236,053   ($  2,504,393)   ($     65,944)   $  23,678,047
     Options exercised...........        211,279             422         428,256              --               --          428,678
     Treasury stock purchases....       (251,500)             --              --              --         (778,810)        (778,810)
     Net loss....................             --              --              --        (773,583)              --         (773,583)
                                   -------------   -------------   -------------   -------------    -------------    -------------
Balance at December 31, 1998.....      6,117,079   $      12,753   $  26,664,309   ($  3,277,976)   ($    844,754)   $  22,554,332
                                   -------------   -------------   -------------   -------------    -------------    -------------
     Options exercised...........         29,073              59          37,187              --               --           37,246
     Treasury stock purchases....        (56,100)             --              --              --         (104,397)        (104,397)
     Net loss....................             --              --              --        (204,861)              --         (204,861)
                                   -------------   -------------   -------------   -------------    -------------    -------------

Balance at December 31, 1999.....      6,090,052          12,812      26,701,496      (3,482,837)        (949,151)      22,282,320
                                   -------------   -------------   -------------   -------------    -------------    -------------
     Options exercised...........         33,177              66          72,711              --               --           72,777

     Treasury stock purchases....             --              --              --              --               --                0
     Net income..................             --              --              --       3,546,730               --        3,546,730
                                   -------------   -------------   -------------   -------------    -------------    -------------
Balance at December 31, 2000.....      6,123,229   $      12,878   $  26,774,207   $      63,893    $    (949,151)   $  25,901,827
                                   =============   =============   =============   =============    =============    =============




The accompanying notes are an integral part of the consolidated financial statements.

                               MAII HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                       2000             1999              1998
                                                                                   -------------    -------------    -------------
Cash flows from operating activities
     Net income (loss).........................................................    $   3,546,730        ($204,861)       ($773,583)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
     Gain from sale of substantially all assets to, and
     assumption of certain liabilities by, ICN.................................       (3,637,939)              --               --
     Gain on sales of assets...................................................         (153,824)         (29,849)         (18,513)
     Provision for uncollectible accounts......................................        1,124,989        1,130,183        1,690,293
     Depreciation and amortization.............................................        2,180,161        2,400,575        2,337,183
     Changes in assets and liabilities net of effects from
       acquisitions or dispositions:
     Accounts receivable.......................................................       (1,282,878)      (1,498,767)        (686,405)
     Prepaid expenses and other current assets.................................          454,010         (336,658)       1,247,915
     Federal and state income tax receivable...................................          (15,651)               --               --
     Accounts payable and accrued expenses.....................................        1,626,005          162,683       (1,120,869)
     Income tax payable........................................................        1,043,784               --               --
     Deferred revenue..........................................................           (1,691)         (88,593)         (71,837)
                                                                                   -------------    -------------    -------------
         Net cash provided by operating activities.............................        4,883,696        1,534,713        2,604,184
                                                                                   -------------    -------------    -------------

Cash flows from investing activities:
     Capital expenditures......................................................       (2,871,723)      (2,281,917)      (2,566,243)
     Net proceeds from sale of equipment.......................................          277,686           51,223           51,784
     Other.....................................................................               --               --          (15,740)
                                                                                   -------------    -------------    -------------
         Net cash used in investing activities.................................       (2,594,037)      (2,230,694)      (2,530,199)
                                                                                   -------------    -------------    -------------
Cash flows from financing activities:
     Repayment of capital lease obligations....................................          (88,812)        (221,003)        (248,650)
     Purchase of treasury shares...............................................               --         (104,397)        (778,810)
     Proceeds from issuance of common stock....................................           72,777           37,246          428,678
                                                                                   -------------    -------------    -------------
         Net cash used in financing activities.................................          (16,035)        (288,154)        (598,782)
                                                                                   -------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents...........................        2,273,624         (984,135)        (524,797)
Cash and cash equivalents at beginning of year.................................       13,393,646       14,377,781       14,902,578
                                                                                   -------------    -------------    -------------
Cash and cash equivalents at end of year.......................................    $  15,667,270    $  13,393,646    $  14,377,781
                                                                                   =============    =============    =============
See Note 14 for Supplemental Cash Flow Information.



The accompanying notes are an integral part of the consolidated financial statements.

                               MAII HOLDINGS, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS





1. ORGANIZATION:

         MAII Holdings, Inc. ("MAII" or the "Company"), formerly Medical Alliance, Inc. ("Medical Alliance"), provided office based surgical services which allow certain minimally invasive operative and diagnostic procedures to be performed in the physician's office. The Company was incorporated in Texas in 1989 and is headquartered in Dallas, Texas. The Company provides its services throughout the United States. The Company, in 1993, created two new wholly-owned subsidiaries. MAI Safety Compliance Services, Inc. provided assistance to physician offices and other alternate site healthcare facilities to comply with OSHA standards. Physicians Marketing Services, Inc. provided group advertising services to physicians who utilize the Company's office based medical services and currently sells medical equipment and devices to physicians.

         The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany transactions have been eliminated.

2. SALE OF DISCONTINUED OPERATIONS

         The Company entered into an Asset Purchase Agreement ("Purchase Agreement") dated September 15, 2000, whereby substantially all of the assets constituting the medical business were sold to ICN Pharmaceuticals California, Inc., a California corporation and wholly-owned subsidiary of ICN Pharmaceuticals, Inc. ("ICN"), a Delaware corporation. This transaction closed on December 31, 2000. The purchase price for these assets and liabilities was $14.4 million and is included in other receivables as the cash was received on January 2, 2001 by wire transfer. Costs totaling $842,000 were incurred by the Company in connection with the sale.

         The Company changed its name from Medical Alliance, Inc to MAII Holdings, Inc at the closing of this transaction, and will not have any business operations other than those associated with the execution of a new growth strategy.

         The following summarizes the assets sold and the liabilities assumed under the Purchase Agreement:

                                                         SALE
                                  PRIOR TO SALE       TRANSACTION      SUBSEQUENT TO SALE
                                 ----------------   ----------------   ------------------
Cash                             $     15,667,270                  -    $     15,667,270
Accounts receivable                     2,238,032         (2,238,032)                  -
Misc accounts receivable                  528,160           (528,160)                  -
Medical supplies                          541,352           (541,352)                  -
Other receivables                         122,777                  -             122,777
Prepaid expenses                          188,251           (150,737)             37,514
Deposits                                   38,212            (38,212)                  -
Refundable income taxes                    14,872                  -              14,872
Deferred income taxes                     263,331                  -             263,331
Fixed assets (net)                      5,530,558         (5,530,558)                  -
Goodwill (net)                            686,163           (686,163)                  -
                                 ----------------   ----------------    ----------------
Total assets                     $     25,818,978         (9,713,214)   $     16,105,764
                                 ----------------   ----------------    ----------------
Accounts payable                        1,524,932           (259,123)          1,784,055
Accrued vacation                          153,082            153,082                   -
Accrued liabilities                     1,522,170                  -           1,522,170
Deferred income taxes                     263,331                  -             263,331
Deferred revenues                           1,855              1,855                   -
Capital lease obligations                 960,378            960,378                   -
                                 ----------------   ----------------    ----------------
Total liabilities                       4,425,748            856,192           3,569,556
                                 ----------------   ----------------    ----------------
Net assets                             21,393,230          8,857,022          12,536,208
                                 ================   ================    ================

                               MAII HOLDINGS, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

        The gain on this transaction is as follows:

        Proceeds from sale                                                $14,400,000
        Less:
             Net basis of assets sold and liabilities assumed               8,857,022
             Expenses of sale                                                 842,428
                                                                    -----------------
        Gain on sale (pretax)                                              $4,700,550
                                                                    =================


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Cash and Cash Equivalents - The Company considers all investments with maturities of 90 days or less at the time of purchase to be cash equivalents. The Company maintains a significant portion of its cash balances with one financial institution. These deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a limit of $100,000 per bank. At December 31, 2000 and December 31, 1999, the Company had approximately $13,600,000 and $12,800,000 invested in high quality and high investment grade instruments which mainly consist of commercial paper.

         Property and Equipment - Property and equipment purchases are recorded at cost. Depreciation is provided by the straight-line method over existing useful lives ranging from three to five years. Effective January 1, 1998, the Company extended the estimated useful lives on certain medical equipment and established residual values on such equipment based on historical experience. The change in accounting estimate had the effect of reducing depreciation expense and the net loss by approximately $803,000 or $0.13 per share for the year ended December 31, 1998. Repairs and maintenance are charged directly to expense as incurred. Maintenance contracts are amortized over their respective contracted period. Upon sale or retirement of equipment the cost and related accumulated depreciation are eliminated and the resulting gain or (loss) is included in the consolidated statement of operations as other income (expense).

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

         Earnings Per Share - Basic earnings per share have been computed by dividing net income applicable to common stock by the weighted average of shares of common stock outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and equivalents outstanding. In

                               MAII HOLDINGS, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS-(CONTINUED)


years when the Company incurs a net loss, equivalents are excluded from the calculation as inclusion of such shares would be antidilutive.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, particularly accounts receivable, and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may, in some instances, differ from previously estimated amounts.

         Reclassifications - During 1999, reclassifications of prior year information have been made to conform with current year presentation. These reclassifications had no effect on net loss, stockholders equity, or cashflows.

4. PROPERTY AND EQUIPMENT:

           Property and equipment consisted of the following:

                                                          1999              LIFE
                                                          ----              ----
Medical equipment                                    $  10,529,256          5 years
Furniture and fixtures                                   2,301,362          3 years
Vehicles                                                 1,997,208          4 years
Leasehold improvements                                      53,361          3 years
Equipment under capital leases                           1,563,419          5 years
                                                     -------------
                                                        16,444,606
Less accumulated depreciation and amortization         (10,539,515)
                                                     -------------
Net property and equipment                           $   5,905,091
                                                     =============


         Depreciation expense related to property and equipment was $2,137,000, $2,351,000 and $2,231,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Accumulated amortization related to equipment under capital leases was approximately $1,483,000, $1,388,000, and $1,195,000 at December 31, 2000,
1999 and 1998, respectively.

5. ACCRUED SEVERANCE

         The Company entered into a Change of Control Agreement with the Chief Executive Officer and the President, dated as of July 5, 2000, (the "Change of Control Agreement"). The Company's sale of substantially all assets comprising its medical business to ICN resulted in a change of control as defined in the Change of Control Agreement. The employee severance of $658,000 relates to the Change in Control Agreement for the Chief Executive Officer and the President. On January 2, 2001 the Chief Executive Officer and the President were paid the accrued severance of $658,000.

6. SHARE REPURCHASE PROGRAM:

         On May 14, 1998, the Company commenced a share repurchase program of up to one million shares of the Company's Common Stock. The purchases were to be made from time to time over the next twelve months at prices then prevailing on the Nasdaq National Market System or in privately negotiated transactions. From May 14, 1998 through October 31, 1998, the Company repurchased 251,500 shares of the Company's stock at a total cost of $778,810. This share repurchase program was terminated by the Company's Board of Directors in November 1998.

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

7. STOCK-BASED COMPENSATION PLANS:

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

                               MAII HOLDINGS, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS-(CONTINUED)


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

Employee Stock Options

         The 1994 Plan provides that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. The stock options granted in 2000, 1999, and 1998 have varying contractual terms, ranging from approximately two to five years, and varying vesting dates, which range from the day immediately following the date of grant to three years following the date of grant. In accordance with APB 25, the Company has not recognized compensation cost for stock options granted in 2000, 1999 and 1998.

         A summary of the Company's stock options as of December 31, 2000, 1999, and 1998 and the changes during the years then ended on those dates is presented below:

                                                2000                       1999                    1998
                                                ----                       ----                    ----
                                                                  Weighted                 Weighted     Weighted
                                      # Shares of    Average    # Shares of    Average    # Shares of   Average
                                      Underlying    Exercise     Underlying   Exercise    Underlying    Exercise
                                        Options      Prices       Options      Prices       Options      Prices
                                      ----------   ----------   ----------   ----------   ----------   ----------
Outstanding at beginning of
the year ............................    894,146   $     2.41      909,542   $     3.60      971,086   $     3.35
Granted .............................     87,000         4.53      471,369         2.02      282,040         3.71
Exercised ...........................     33,177         2.19       29,073         1.28      211,279         2.03
Forfeited ...........................     39,120         3.11      178,997         3.98      132,305         5.03
Expired .............................         --           --      278,695           --           --           --
Outstanding at the end of year ......    908,873         3.22      894,146         3.05      909,542         3.60
Exercisable at end of year ..........    488,348         3.52      236,534         3.90      429,125         2.82
Weighted-average fair value of
options granted during the year .....              $     2.91                $     1.27                $     1.90


         The fair value of each stock option granted is estimated on the date of grant using the "Black Scholes" option-pricing model with the following weighted-average assumptions for grants in 2000, 1999 and 1998, respectively: dividend yield of 0.00% for all years; risk-free interest rates are different for each grant and range from 6.54%, 6.12% and 5.41%; the expected lives of options are different for each grant and range from 5.0 years, 5.0 years, and
5.0 years; and volatility of the options range from 69.51%, 70.12% and 61.69%.

                               MAII HOLDINGS, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS-(CONTINUED)




         The following table summarizes information about stock options outstanding at December 31, 2000:

                             OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       -----------------------------                   -----------------------------
                          Number         Wgtd. Avg.                       Number         Wgtd. Avg.
                        Outstanding      Remaining      Wgtd. Avg.      Exercisable       Exercise
                        at 12/31/00     Contr. Life   Exercise Period   at 12/31/00        Price
                       -------------   -------------  ---------------  -------------   -------------
$0.03 to $5.00 ......        885,873            8.06   $        3.06         465,348   $        1.70
$5.01 to $13.50 .....         23,000            6.23   $        9.44          23,000   $        9.44
                       -------------   -------------   -------------   -------------   -------------
TOTAL: ..............        908,873            8.01   $        3.22         488,348   $        3.52
                       =============   =============   =============   =============   =============


Pro Forma Net Income and Net Income Per Common Share

         Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net income per common share for 2000, 1999, and 1998 would approximate the pro forma amounts below.

                                             REPORTED     PRO FORMA     REPORTED     PRO FORMA      REPORTED       PRO FORMA
                                             12/31/00      12/31/00     12/31/99      12/31/99      12/31/98       12/31/98
                                          -------------   ----------   ----------    ----------    ----------    ------------
SFAS 123 charge .......................   $          --   $  424,748   $       --    $  264,939    $       --    $   324,794
APB25 charge ..........................              --           --           --            --            --             --
Net income (loss) applicable to
common stock ..........................   $   3,546,730   $3,121,982   $ (204,861)   $ (469,800)   $ (773,583)   $(1,098,377)
Net income (loss) per common share ....   $        0.58   $     0.51   $    (0.03)   $    (0.08)   $    (0.12)   $     (0.18)


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

8. INCOME TAXES:

         The income tax provisions consisted of the following:

                                                  FOR YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
                                              2000            1999          1998
                                           -----------    -----------   -----------
CONTINUING OPERATIONS:
Current provisions:
     Federal ...........................   $        --    $        --   $        --
     State .............................            --             --            --
                                           -----------    -----------   -----------
         Total current .................            --             --            --
                                           -----------    -----------   -----------
Deferred provisions:
     Federal ...........................            --            --             --
     State .............................            --            --             --
                                           -----------    -----------   -----------

         Total deferred ................            --            --             --
         Total provisions  (benefit) ...            --            --             --
                                           ===========    ===========   ===========

DISCONTINUED OPERATIONS:
Current provisions:
     Federal ...........................   $   (15,892)    $       --   $   (26,570)
     State .............................        (2,935)            --        26,570
                                           -----------    -----------   -----------
         Total current .................       (18,827)            --            --
                                           -----------    -----------   -----------



         The net operating loss carryforward at December 31, 1999 approximates $2,268,000 and, will be utilized in 2000.

                               MAII HOLDINGS, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS-(CONTINUED)



         The components of the net deferred tax asset (liability) as of December 31, 2000 and 1999 were as follows:

                                             DECEMBER 31, 2000            DECEMBER 31, 1999
                                      ---------------------------   ----------------------------
                                         ASSETS       LIABILITIES      ASSETS       LIABILITIES
                                      ------------   ------------   ------------    ------------
Deferred revenue ..................   $         --   $         --   $      1,323    $         --
Depreciation ......................             --             --             --         146,017
Doubtful accounts .................             --             --        232,861              --
Compensation ......................             --             --         52,696              --
State and sales tax ...............             --             --         27,129              --
Section 481(a) adjustment .........             --             --             --         302,319
Net operating loss carryforward ...             --             --        771,177              --
Other .............................             --             --         60,115              --
Valuation allowance ...............             --             --       (696,965)             --
                                      ------------   ------------   ------------    ------------
     Total ........................             --             --        448,336         448,336
                                      ============   ============   ============    ============

         Due to uncertainty regarding the realization of the Company's net deferred tax asset, the Company booked a valuation allowance of $696,965 in the December 31, 1999. The valuation allowance was reduced during 2000 as the deferred tax assets were realized, or considered realizable.

The effective income tax rate varies from the federal statutory rate for the years ended December 31, 2000, 1999 and 1998 as follows:

                                                             DECEMBER 31,
                                                ----------------------------------------
                                                   2000           1999           1998
                                                ----------     ----------     ----------
Federal statutory rate ......................         34.0%          34.0%          34.0%
Disallowance of meals and entertainment .....       (14.77)        (11.44)         (3.17)
Change in  valuation allowance ..............            0         (26.65)        (28.59)
State taxes (net of federal benefit) ........          1.5           5.01          (2.27)
Other .......................................         0.13           (.09)           .41
Disallowance of Officers life insurance .....        (3.75)          (.83)          (.38)
                                                ----------     ----------     ----------
Effective income tax rate ...................        17.11%             0%             0%
                                                ==========     ==========     ==========


9. LEASE COMMITMENTS:

The Company no longer leases office space, vans or medical equipment as all leases were sold in accordance with the Purchase Agreement.

         Rent expense for the years ended December 31, 2000, 1999 and 1998 under operating leases was approximately $103,506, $664,000, and $1,308,000 respectively.

                               MAII HOLDINGS, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS-(CONTINUED)


10. EARNINGS PER SHARE:


                                                                                 YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                            2000           1999          1998
                                                                    -------------   -------------    -------------
BASIC :
Weighted average of common shares outstanding ...................       6,113,942       6,130,882        6,213,747
Net income (loss) ...............................................   $   3,546,730   $    (204,861)   $    (773,583)
Net income (loss) per share from discontinued operations ........   $        0.58   $       (0.03)   $       (0.12)
                                                                    =============   =============    =============


                                                                                 YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                            2000           1999          1998
                                                                    -------------   -------------    -------------
 DILUTED:
 Weighted average of common shares outstanding ..................       6,113,942       6,130,882        6,213,747
 Incremental shares assuming dilution ...........................         235,626              --               --
                                                                    -------------   -------------    -------------
Weighted average diluted common shares outstanding ..............       6,349,568        6,130882        6,213,747
 Net income (loss) ..............................................   $   3,546,730   $    (204,861)   $    (773,583)
 Net income (loss) per share from discontinued operations .......   $        0.56   $       (0.03)   $       (0.12)
                                                                    =============   =============    =============


         Incremental common shares outstanding applicable to "in the money" options and warrants of 89,460 were not included in the computation of dilutive earnings per share for the year ended December 31, 2000 because their inclusion would be antidilutive.

         Options and warrants excluded from the dilutive earnings per share computation because to do so would have been antidilutive (including contingent options and warrants) totaled 894,146 and 925,152 as of December 31, 1999 and 1998, respectively.

11. RELATED PARTIES:

         The Company paid Montgomery, Baggett and Drews, L.L.P. ("MBD"), certified public accountants, and an affiliate of MBD Business Services, Inc., approximately $78,000 in 2000, $65,000 in 1999, and $55,000 in 1998 for
professional fees. MBD and its affiliates own 237,625 shares of the Company's common stock. In addition, the Company paid Jackson Walker L.L.P., a law firm that serves as outside legal counsel for the Company, $261,317 in legal fees during 2000.

12. EMPLOYEE BENEFITS:

         Effective January 1, 1993, a tax deferred savings plan under Section 401(k) of the Internal Revenue Code was established. The plan covers all full-time employees who are twenty-one years of age with one year of service. Employees may contribute to the plan up to a maximum of 15% of their salary with a maximum contribution of $10,500 in 2000. Employees are immediately vested in their contributions. The Company may contribute an amount as determined by the Board of Directors. Effective January 1, 1996, the Company began matching 15% of employee contributions totaling approximately $32,000 in 2000, $42,000 in 1999 and $35,000 in 1998.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of their short term nature.

                               MAII HOLDINGS, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS-(CONTINUED)



14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                              2000            1999           1998
Supplemental disclosures of cash flow information:
     Interest paid ...................................................              --   $      31,317   $      63,906
     Income taxes paid ...............................................              --              --              --
Supplemental schedule of non-cash investing and financing activities:
     Capital lease obligations incurred ..............................         960,378          69,886              --
Sale of discontinued operations (Note 2)
     Purchase price / other receivable ...............................      14,400,000              --              --
     Net assets sold .................................................       8,857,022              --              --


15. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 FIRST QUARTER   SECOND QUARTER    THIRD QUARTER   FOURTH QUARTER
                                                 -------------   --------------    -------------   --------------
YEAR ENDED DECEMBER 31, 2000
Revenue ......................................   $   4,835,565    $   5,126,686    $   4,633,198    $   4,347,908
Direct cost of services ......................       4,737,723        5,033,479        4,872,393        5,442,689
Operating profit .............................          97,842           93,207         (239,195)      (1,094,781)
Net income (loss) ............................         284,161          352,759           75,139        2,834,672
Basic earnings (loss) per common share .......   $        0.05    $        0.06    $        0.01    $        0.51
Diluted earnings (loss) per common share .....   $        0.05    $        0.06    $        0.01    $        0.49
Weighted average common shares outstanding ...           6,098            6,116            6,120            6,114
Weighted average diluted common shares
outstanding ..................................           6,313            6,361            6,367            6,350

YEAR ENDED DECEMBER 31, 1999
Revenue ......................................   $   4,126,851    $   4,190,839    $   4,038,776    $   4,748,216
Direct cost of services ......................       4,221,367        5,053,335        4,104,620        4,612,464
Operating profit .............................         (94,516)        (862,496)         (65,844)         135,752
Net income (loss) ............................          42,699         (666,980)          94,425          324,995
Basic earnings (loss) per common share           $        0.01    $       (0.11)   $        0.02    $       (0.05)
Diluted earnings (loss) per common share .....   $        0.01    $       (0.11)   $        0.02    $       (0.05)
Weighted average common shares
outstanding ..................................           6,117            6,136            6,141            6,130
Weighted average diluted common shares
outstanding ..................................           6,179            6,136            6,141            6,130

                                                                  SCHEDULE II

                               MAII HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                                         COLUMN B      COLUMN C        COLUMN D          COLUMN E
---------                                                      ------------   ------------   ------------      ------------
                                                                BALANCE AT     CHARGED TO                       BALANCE AT
                                                               BEGINNING OF    COSTS AND                          END OF
                                                                  PERIOD        EXPENSES      DEDUCTIONS          PERIOD
                                                               ------------   ------------   ------------      ------------
Year Ended December 31, 2000
       Allowance for doubtful accounts .....................   $    624,291   $  1,124,989   $  1,749,280(B)   $          0
       Allowance for deferred income taxes .................        263,331             --        263,331(C)              0
Year Ended December 31, 1999
     Allowance for doubtful accounts .......................   $  1,001,851   $  1,130,183   $  1,507,743(A)   $    624,291
       Allowance for deferred income taxes .................        263,331             --             --           263,331
Year Ended December 31, 1998
     Allowance for doubtful accounts .......................   $  2,554,705   $  1,690,293   $  3,243,147(A)   $  1,001,851
     Allowance for deferred income taxes ...................        263,331             --             --           263,331

----------

(A)      Uncollectible accounts written off, net of recoveries.

(B) Uncollectible accounts written off, net of recoveries and the balance was sold to ICN.

(C) Allowance for deferred income taxes was relieved due to the gain on the sale of substantially all assets to, and assumption of certain liabilities by, ICN

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                    MAII HOLDINGS, INC.



                                    By: /s/ Christie S. Tyler
                                       -----------------------------------
                                               CHRISTIE S. TYLER
                                            CHIEF EXECUTIVE OFFICER


Date: March 29, 2001

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSON ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                                          TITLE                                         DATE
---------                                          -----                                         ----
/s/ Christie S. Tyler                              Chairman of the Board and                     March 29, 2001
--------------------------------------             Chief Executive Officer
CHRISTIE S.  TYLER

/s/ Tom Montgomery                                 Acting Chief Financial Officer                March 29, 2001
--------------------------------------             and Director
TOM MONTGOMERY

/s/ Gary Hill                                      Director                                      March 29, 2001
--------------------------------------
GARY HILL

/s/ David Kallenberger                             Director                                      March 29, 2001
--------------------------------------
DAVID KALLENBERGER

/s/ Tony LeVecchio                                 Director                                      March 29, 2001
--------------------------------------
TONY LEVECCHIO

/s/ Paul Herchman                                  Director                                      March 29, 2001
--------------------------------------
PAUL HERCHMAN

/s/ Jim Silcock                                    Director                                      March 29, 2001
--------------------------------------
JIM SILCOCK

/s/ Richard F. Dahlson                             Director                                      March 29, 2001
--------------------------------------
RICHARD F. DAHLSON

                                 EXHIBIT INDEX




EXHIBIT
NUMBER              DESCRIPTION
-------             ------------
 3.1       -        Amended and Restated Articles of
                    Incorporation of the Company. (1)

 3.2       -        Amended and Restated Bylaws of the
                    Company, dated May 27, 1999. (3)

 3.3       -        Certificate of Amendment of
                    Articles of Incorporation of the
                    Company. (3)

 4.1       -        Specimen of Company Common Stock
                    Certificate. (1)

 4.2       -        Warrant to Purchase 15,651 Shares
                    of Common Stock of the Company
                    dated July 27, 1995 between the
                    Company and Paul R. Herchman. (1)

10.1       -        Medical Alliance, Inc. 1994 Amended
                    and Restated Long-Term Incentive
                    Plan. (2) (4)

10.2       -        Employment Agreement between the
                    Company and Paul Herchman. (1) (4)

10.3       -        Change of Control Agreement between
                    the Company and Paul Herchman. (10)

10.4       -        Employment Agreement between the
                    Company and Gary Hill. (7) (4)

10.5       -        Change of Control Agreement between
                    the Company and Gary Hill. (10)

10.6       -        Lease Agreement. (1)

10.7       -        Strategic Alliance Agreement, dated
                    as of December 19, 1996, by and
                    between Laserscope and the Company.
                    (6)

10.8       -        Strategic Alliance Agreement, dated
                    as of January 1, 1997, by and
                    between Valleylab, Inc. and the
                    Company. (6)

10.9       -        Exclusive Provider Agreement, dated
                    as of February 9, 1997, by and
                    between Imagyn Medical, Inc. and
                    the Company. (6)

10.10      -        Paul Herchman Severance Agreement.
                    (8)

10.11      -        Asset Purchase Agreement dated as
                    of September 15, 2000 by and
                    between the Company and ICN
                    Pharmaceuticals California, Inc.
                    (9)

10.12      -        Employment Agreement between the
                    Company and Christie S. Tyler. (3)

10.13      -        Stock Purchase Agreement between
                    the Company and Christie S. Tyler.
                    (3)

10.14      -        Promissory Note Issued to the
                    Company by Christie S. Tyler. (3)

10.15      -        Pledge and Security Agreement
                    between the Company and Christie S.
                    Tyler. (3)

12.1       -        Subsidiaries of the Company. (1)


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

(9) Previously filed as Appendix A to the Company's Proxy Statement, filed November 9, 2000.

(10) Previously filed as an exhibit to the Company's Form 8-K dated October 12, 2000, and incorporated herein by reference.