Form 10-Q
period 2001-03-31
MAII HOLDINGS INC
filed 2001-05-15
CIK 1018913

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO __________


                         COMMISSION FILE NUMBER 0-21343

                              MAII HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              TEXAS                                             73-1347577
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)


                          6000 LEGACY DRIVE, 4TH FLOOR
                               PLANO, TEXAS 75024
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (469) 241-9587



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

                                 Yes [ ]  No [X]

As of May 7, 2001, there were 6,803,229 shares outstanding of the registrant's common stock, $0.002 par value.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                 PAGE NO.
                                                                                 --------
ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED):

              Consolidated Balance Sheets
                    March 31, 2001 and December 31, 2000............................3

              Consolidated Statements of Operations
                  Three months ended March 31, 2001 and 2000........................4

              Consolidated Statements of Cash Flows
                    Three months ended March 31, 2001 and 2000 .....................5

              Consolidated Statement of Stockholders' Equity........................6
                    Three months ended March 31, 2001

              Notes to Consolidated Financial Statements ...........................7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...............................8

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............9


                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-k......................................9

              Signatures...........................................................11

                               MAII HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
           MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)


ASSETS



                                                                                        2001            2000
                                                                                    ------------    ------------
Current assets:

    Cash and cash equivalents ...................................................   $ 28,652,640    $ 15,667,270
      Other receivables .........................................................         27,551      14,400,000
    Prepaid expenses and other current assets ...................................        157,451         147,973
    Refundable federal and state income taxes ...................................          4,149          36,600
                                                                                    ------------    ------------
          Total assets ..........................................................   $ 28,841,791    $ 30,251,843
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable ............................................................   $  1,274,479    $  1,784,061
    Accrued expenses ............................................................        701,530         864,171
    Accrued Severance ...........................................................           --           658,000
    Income tax payable ..........................................................      1,011,337       1,043,784
                                                                                    ------------    ------------
          Total liabilities .....................................................      2,987,346       4,350,016
                                                                                    ------------    ------------

    Common stock, $0.002 par value, 30,000,000 shares authorized; 7,136,532 and
        6,456,532 shares issued and 6,803,229
         and 6,123,229 shares outstanding, respectively .........................         14,238          12,878
    Capital in excess of par value ..............................................     29,513,247      26,774,207
    Stock Subscription Note Receivable ..........................................     (2,739,040)           --
    Retained earnings (accumulated deficit) .....................................         15,151          63,893
    Treasury stock at cost, 333,303 shares ......................................       (949,151)       (949,151)
                                                                                    ------------    ------------
           Total stockholders' equity ...........................................     25,854,445      25,901,827
                                                                                    ------------    ------------
           Total liabilities and stockholders' equity ...........................   $ 28,841,791    $ 30,251,843
                                                                                    ============    ============




               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                               MAII HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000





                                                                                  2001           2000
                                                                              -----------    -----------
Net revenue ...............................................................   $      --      $      --
                                                                              -----------    -----------
Costs and expenses:
  Salaries and benefits ...................................................       117,494           --
  Selling, general and
     administrative .......................................................       304,028           --
  Depreciation and
     amortization .........................................................          --             --
  Provision for uncollectible
     accounts .............................................................          --             --
                                                                              -----------    -----------
     Total costs and
       expenses ...........................................................       421,522           --
                                                                              -----------    -----------
     Operating income (loss) ..............................................      (421,522)          --
                                                                              -----------    -----------
Other (income) expense:
  Interest income and other,
     net ..................................................................      (301,986)      (187,656)
  Interest expense ........................................................          --            1,337
                                                                              -----------    -----------
     Total other (income) expense .........................................      (301,986)      (186,319)
                                                                              -----------    -----------
Income (loss) before income taxes and discontinued operations .............      (119,536)       186,319
Provision for income taxes ................................................          --             --
                                                                              -----------    -----------
Income (loss) before discontinued operations ..............................   $  (119,536)   $   186,319
                                                                              -----------    -----------
Income from operation of discontinued operations ..........................   $    70,794    $    97,842
                                                                              -----------    -----------
Net income (loss) .........................................................   $   (48,742)   $   284,161
                                                                              ===========    ===========
Net income per share (basic) ..............................................   $      (.01)   $       .05
                                                                              ===========    ===========

Net income per share (diluted) ............................................   $      (.01)   $       .05
                                                                              ===========    ===========

 Weighted average number of  common shares and common  share equivalents
  (in thousands) (basic) ..................................................         6,576          6,098
 Weighted average number of  common shares and common  share equivalents
  (in thousands) (diluted) ................................................         6,576          6,313







               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                               MAII HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000





                                                                                2001           2000
                                                                            ------------   ------------
Cash flows from operating activities:
  Net income ............................................................   $    (48,742)  $    284,161
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for uncollectible accounts ...............................            -0-        306,926
     Depreciation and amortization ......................................            -0-        554,674
     Gain from disposal of equipment ....................................            -0-         (7,869)
     Changes in assets and liabilities:
        Accounts receivable .............................................            -0-       (647,510)
        Other receivable ................................................     14,372,449            -0-
        Prepaid expenses and other current assets .......................         22,977       (341,736)
        Accounts payable and accrued expenses ...........................     (1,362,674)        93,795
        Deferred revenue ................................................            -0-             49
                                                                            ------------   ------------
       Net cash provided by operating activities ........................     12,984,010        242,490
                                                                            ------------   ------------
Cash flows from investing activities:
     Property and equipment purchases ...................................            -0-       (461,380)
     Proceeds from disposal of equipment ................................            -0-         22,996
     Acquisition costs ..................................................            -0-            -0-
                                                                            ------------   ------------
       Net cash used in investing activities ............................            -0-       (438,384)
                                                                            ------------   ------------
Cash flow from financing activities:
     Repayment of capital lease obligations .............................            -0-        (23,369)
     Proceeds from issuance of common stock .............................          1,360         52,858
                                                                            ------------   ------------
       Net cash provided by (used in) financing activities ..............          1,360         29,489
                                                                            ------------   ------------
Net decrease in cash and cash equivalents ...............................     12,985,370       (166,405)
Cash and cash equivalents at beginning of period ........................     15,667,270     13,393,646
                                                                            ------------   ------------
Cash and cash equivalents at end of period ..............................   $ 28,652,640   $ 13,227,241
                                                                            ============   ============
Supplemental schedule of noncash investing and financing
  activities-capital lease obligations incurred .........................   $        -0-   $        -0-
                                                                            ============   ============





               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                               MAII HOLDINGS, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001



                                                 COMMON STOCK                                                           TOTAL
                                         --------------------------  CAPITAL IN EXCESS   ACCUMULATED    TREASURY     STOCKHOLDERS'
                                            SHARES         AMOUNT       OF PAR VALUE       DEFICIT       STOCK          EQUITY
                                         ------------  ------------  -----------------  ------------  ------------   ------------
Balance at December 31, 2000 ...........    6,123,229  $     12,878     $ 26,774,207    $     63,893  $   (949,151)  $ 25,901,827
   Options exercised ...................         --            --               --              --            --             --
   Common Stock Issued .................      680,000         1,360        2,739,040                                    2,740,400
   Stock Subscription Note Receivable...                                  (2,739,040)                                  (2,739,040)
   Net income ..........................         --            --               --           (48,742)         --          (48,742)
                                         ------------  ------------     ------------    ------------  ------------   ------------
         Balance at March 31, 2001 .....    6,803,229  $     14,238     $ 26,774,207    $     15,151  $   (949,151)  $ 25,854,445
                                         ============  ============     ============    ============  ============   ============




               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                               MAII HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (INFORMATION OF AND FOR THE THREE MONTH PERIOD ENDED
                      MARCH 31, 2001 AND 2000 IS UNAUDITED)


1. UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated balance sheet as of March 31, 2001, and the consolidated statements of operations, and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, and the consolidated statement of stockholders' equity for the three months ended March 31, 2001, have been prepared by the Company without audit. The December 31, 2000 consolidated balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at March 31, 2001, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes of the Company for the fiscal year ended December 31, 2000 included in the Company's Form 10-K.

2. PROPERTY AND EQUIPMENT

     The company had no property and equipment during the three months ended March 31, 2001.

3. EARNINGS PER SHARE

                                                                               THREE MONTHS ENDED
                                                                             MARCH 31,       MARCH 31,
                                                                               2001           2000
                                                                            -----------    -----------
        Basic: ...........................................................
        Weighted average number of common shares outstanding (basic) .....    6,576,562      6,098,209
                                                                            ===========    ===========
        Net income .......................................................  $   (48,742)   $   284,161
                                                                            ===========    ===========
        Net income per share (basic) .....................................  $      (.01)   $       .05
                                                                            ===========    ===========

        Diluted:
        Weighted average number of common shares outstanding (basic) .....    6,576,562      6,098,209
        Incremental common shares outstanding applicable to
        "In the Money" options and warrants based on the
        average market value of the stock for the quarter ................                     214,728
                                                                            -----------    -----------
        Weighted average number of common shares outstanding (diluted) ...    6,576,562      6,312,937
                                                                            ===========    ===========
        Net income .......................................................  $   (48,742)   $   284,161
                                                                            ===========    ===========
        Net income per share (diluted) ...................................  $      (.01)   $       .05
                                                                            ===========    ===========

    Options excluded from the diluted earnings per share computation because to do so would have been antidulitive totaled 207,535 as of March 31, 2001.

4. SALE OF BUSINESS

    Effective December 31, 2000, substantially all of the assets constituting the medical business (the "Asset Sale") of the Company were sold to, and certain liabilities were assumed by, ICN Pharmaceuticals California, Inc., a wholly owned subsidiary of ICN Pharmaceuticals, Inc. ("ICN"). The Company will not have any business operations in the future other than those associated with the execution of a new strategy to maximize shareholder value. The new growth strategy is intended to maximize shareholder value by seeking attractive operating companies for acquisition. The Company intends to evaluate companies that would benefit from an injection of capital for growth and access to the public markets.

5. STOCK PURCHASE AGREEMENT

The Company and Mr. Tyler entered into a Stock Purchase Agreement, dated as of February 1, 2001 (the "Tyler Purchase Agreement"), pursuant to which Mr. Tyler purchased 680,000 shares of the Company's common stock, at a purchase price of $4.03 per share, or $2,740,400 in the aggregate; $1,360 of which is payable in cash and the remaining $2,739,040 of which is payable in the form of a promissory note made payable to the Company (the "Tyler Note"). The Tyler Purchase Agreement allows Mr. Tyler to sell shares of the Company's common stock back to the Company on or prior to April 12, 2001, at a price of $4.03 per share, if Mr. Tyler purchases shares of the Company's common stock from other shareholders of the Company on or prior to such date. The Tyler Note has an interest rate of 6.33% per annum, and the principal of and accrued but unpaid interest on, the Tyler Note is due and payable on April 12, 2001. As of the date of this filing, the Tyler Note has not been paid. A subcommittee of the Board is currently negotiating with Mr. Tyler possible changes to the Tyler Purchase Agreement and/or Mr. Tyler's employment arrangement with the Company.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:

    Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    As discussed in the notes to the consolidated financial statements, effective December 31, 2000 the Company consummated the Asset Sale with ICN. Therefore, the results of operations for the three months ended March 31, 2001 are not comparable to those for the three months ended March 31, 2000. The Company will not have any business operations in the future other then those associated with the execution of a new strategy to maximize shareholder value by seeking attractive operating companies for acquisition. The Company intends to evaluate companies that would benefit from an injection of capital for growth and access to the public markets.

    NET REVENUES. The Company had no revenues for the three months ended March 31, 2001.

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense was $117,000 for the three months ended March 31, 2001. The Company had one full-time employee for the three months ended March 31, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $304,000 for the three months ended March 31, 2001. These expenses were primarily legal expenses and costs associated with the evaluations of various potential acquisitions.

    DEPRECIATION AND AMORTIZATION. The Company had no depreciation and amortization for the three months ended March 31, 2001.

    PROVISION FOR UNCOLLECTIBLE ACCOUNTS. The Company had no provision for uncollectible accounts for the three months ended March 31, 2001.

    OPERATING INCOME (LOSS). Operating loss was $421,000 for the three months ended March 31, 2001.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net was $302,000 for the three months ended March 31, 2001, compared to $186,000 for the three months ended March 31, 2000, an increase of $116,000 or 62.4%. This was mainly attributable to the proceeds from the Asset Sale partially offset by a reduced rate of return.

    PROVISION FOR INCOME TAXES. For the three months ended March 31, 2001, the Company recorded no tax provision due to the loss incurred during the quarter.

    INCOME FROM OPERATION OF DISCONTINUED OPERATIONS. Income from operation of discontinued operations was $71,000 for the three months ended March 31, 2001, compared to $97,842 for the three months ended March 31, 2000. The income (net of expenses) resulted from additional revenue from activities prior to the Asset Sale.

    NET INCOME (LOSS). As a result of the items discussed above, the Company's net loss was $49,000 or $.01 per share for the three months ended March 31, 2001, compared to income of $284,000 or $.05 per share for the three months ended March 31, 2000, a decrease of $333,000 or 117.3%.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2001, the Company has accumulated retained earnings of $15,151.

    Effective December 31, 2000, the Company completed the Asset Sale with ICN, pursuant to the Asset Purchase Agreement, in consideration for which the Company received approximately $14.4 million. The Company received the $14.4 million on January 3, 2001. As of December 31, 2000 the Company had retained earnings of $63,893 due to a gain on the sale of these assets, and assumption of such liabilities.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Effective February 1, 2001, the Company and Mr. Tyler entered into the Tyler Purchase Agreement, pursuant to which Mr. Tyler purchased 680,000 shares of the Company's common stock at a purchase price of $4.03 per share, or $2,740,400 in the aggregate; $1,360 of which is payable in cash and the remaining $2,739,040 of which is payable pursuant to the Tyler Note. At the time of such purchase/sale, Mr. Tyler was the Chief Executive Officer and an accredited investor. Such issuance was made in reliance upon the exemption from registration requirements of the Securities Act of 1933, as amended contained in
Section 4(2).

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

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT
NUMBER                            EXHIBIT DESCRIPTION
-------                           -------------------

  3.1    Amended and Restated Articles of Incorporation of the Company. (1)

  3.2    Amended and Restated Bylaws of the Company. (3)

  3.3    Certificate of Amendment of Articles of Incorporation of the Company.
         (3)

 10.1 Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive Plan. (2) (4)

10.2 Asset Purchase Agreement dated as of September 15, 2000 by and between the Company and ICN Pharmaceuticals California, Inc. (5)

10.3     Employment Agreement between the Company and Christie S. Tyler. (3)

10.4     Purchase Agreement between the Company and Christie S. Tyler. (3)

10.5     Promissory Note Issued to the Company by Christie S. Tyler. (3)

10.6     Pledge and Security Agreement between the Company and Christie S.
         Tyler. (3)

10.7     Subsidiaries of the Company. (1)

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on form S-8 (No. 333-18545) and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(4) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.

(5) Previously filed as Appendix A to the Company's Proxy Statement, filed November 9, 2000.

(b)      Form 8-K

        The Company reported the Asset Sale under Item 2 on its Form 10-K filed on April 2, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAII Holdings, Inc.
DATE: May 14, 2001


          Signature                           Title
          ---------                           -----

                                              Chief Executive Officer
          /s/ CHRISTIE S. TYLER               (duly authorized officer)
          -------------------------------
          Christie S. Tyler




          /s/ THOMAS A. MONTGOMERY
          -------------------------------     Acting Chief Financial Officer
          Thomas A. Montgomery                (acting chief accounting officer)