Form 10-Q
period 2001-06-30
MAII HOLDINGS INC
filed 2001-08-14
CIK 1018913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

As of August 11, 2001, there were 6,803,229 shares outstanding of the registrant's common stock, $0.002 par value.



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

              Consolidated Balance Sheets
                    June 30, 2001 and December 31, 2000 ................................................3

              Consolidated Statements of Operations
                  Three and Six months ended June 30, 2001 and 2000.....................................4

              Consolidated Statements of Cash Flows
                    Six months ended June 30, 2001 and 2000 ............................................5

              Consolidated Statement of Stockholders' Equity............................................6
                    Six months ended June 30, 2001

              Notes to Consolidated Financial Statements ...............................................7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................................................8

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................9

                                            PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.........................................................10

              Signatures...............................................................................11

                               MAII HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

ASSETS

                                                                                      2001             2000
                                                                                   ------------    ------------
                                                                                   (UNAUDITED)
Current assets:
    Cash and cash equivalents ..................................................   $ 27,691,782    $ 15,667,270
    Other receivables ..........................................................         72,137      14,400,000
    Prepaid expenses and other current assets ..................................        109,796         147,973
    Refundable federal and state income taxes ..................................             --          36,600
                                                                                   ------------    ------------

          Total assets .........................................................   $ 27,873,715    $ 30,251,843
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...........................................................   $    605,735    $  1,784,061
    Accrued expenses ...........................................................        816,299         864,171
    Accrued severance ..........................................................             --         658,000
    Income tax payable .........................................................        645,515       1,043,784
                                                                                   ------------    ------------
          Total liabilities ....................................................      2,067,549       4,350,016
                                                                                   ------------    ------------

Stockholders' equity:

    Common stock, $0.002 par value, 30,000,000 shares
        authorized; 7,136,532 and 6,456,532 shares issued and 6,803,229 and
        6,123,229 shares outstanding, respectively .............................         14,238          12,878
    Capital in excess of par value .............................................     29,513,247      26,774,207
    Stock subscription note receivable .........................................     (2,739,040)             --
    Retained earnings (accumulated deficit) ....................................        (33,128)         63,893
    Treasury stock at cost, 333,303 shares .....................................       (949,151)       (949,151)
                                                                                   ------------    ------------
           Total stockholders' equity ..........................................     25,806,166      25,901,827
                                                                                   ------------    ------------
           Total liabilities and stockholders' equity ..........................   $ 27,873,715    $ 30,251,843
                                                                                   ============    ============




               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                               MAII HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                             JUNE 30                     JUNE 30
                                                                        2001          2000          2001          2000
                                                                     ----------    ----------    ----------    ----------
Net revenue ......................................................   $       --    $       --    $       --    $       --
                                                                     ----------    ----------    ----------    ----------
Costs and expenses:
  Salaries and benefits ..........................................      123,051            --       240,545            --
  Selling, general and
     administrative ..............................................      397,283            --       701,312            --
  Depreciation and
     amortization ................................................           --            --            --            --
  Provision for uncollectible
     accounts ....................................................           --            --            --            --
                                                                     ----------    ----------    ----------    ----------
     Total costs and
       expenses ..................................................      520,334            --       941,857            --
                                                                     ----------    ----------    ----------    ----------
     Operating income (loss) .....................................     (520,334)           --      (941,857)           --
                                                                     ----------    ----------    ----------    ----------
Other (income) expense:
  Interest income and other,
     net .........................................................     (483,723)     (263,629)     (785,709)     (451,285)

  Interest expense ...............................................           --         4,077            --         5,414
                                                                     ----------    ----------    ----------    ----------
     Total other (income) expense ................................     (483,723)     (259,552)     (785,709)     (445,871)
                                                                     ----------    ----------    ----------    ----------

Income (loss) before income taxes and discontinued operations ....      (36,611)      259,552      (156,148)      445,871
Provision (benefit) for income taxes .............................           --            --            --            --
                                                                     ----------    ----------    ----------    ----------
Income (loss) before discontinued operations .....................      (36,611)      259,552      (156,148)      445,871
                                                                     ----------    ----------    ----------    ----------
Income (loss) from discontinued operations .......................      (11,667)       93,207        59,127       191,050
                                                                     ----------    ----------    ----------    ----------


Net income (loss) ................................................   $  (48,278)   $  352,759       (97,021)      636,921
                                                                     ==========    ==========    ==========    ==========

Net income (loss) per share (basic) ..............................   $     (.01)   $      .06    $     (.01)   $      .10
                                                                     ==========    ==========    ==========    ==========
Net income (loss) per share (diluted) ............................   $     (.01)   $      .06    $     (.01)       $ . 10
                                                                     ==========    ==========    ==========    ==========

Weighted average number of common shares and common  share
equivalents (in thousands) (basic) ...............................        6,803         6,116         6,690         6,107
                                                                     ==========    ==========    ==========    ==========
Weighted average number of  common shares and common  share
equivalents (in  thousands) (diluted) ............................        6,803         6,361         6,690         6,335
                                                                     ==========    ==========    ==========    ==========





               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               MAII HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE SIX MONTHS JUNE 30, 2001 AND 2000


                                                                            2001             2000
                                                                       --------------   --------------
Cash flows from operating activities:
  Net income (loss) ................................................   $      (97,021)  $      636,921
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:

     Gain from disposal of equipment ...............................              -0-          (59,994)
     Provision for uncollectible accounts ..........................              -0-          603,719
     Depreciation and amortization .................................              -0-        1,084,189

     Changes in assets and liabilities:
     Accounts receivable ...........................................              -0-         (775,040)
     Other receivable ..............................................       14,327,868              -0-

     Prepaid expenses and other current assets .....................           74,777         (508,632)
     Accounts payable and accrued expenses .........................       (2,282,472)          15,911
     Deferred revenue ..............................................              -0-              944
                                                                       --------------   --------------
     Net cash  provided by operating activities ....................       12,023,152          998,018
                                                                       --------------   --------------


Cash flows from investing activities:
  Property and equipment purchases .................................              -0-         (597,907)
  Proceeds from disposal of equipment ..............................              -0-          143,578
                                                                       --------------   --------------
     Net cash  used in investing activities ........................              -0-         (454,329)
                                                                       --------------   --------------
Cash flows from financing activities:
  Repayment of capital lease obligations ...........................              -0-          (38,525)
  Proceeds from issuance of common stock ...........................            1,360           65,419
                                                                       --------------   --------------
     Net cash provided by ( used in)  financing activities .........            1,360           26,894
                                                                       --------------   --------------
Net decrease in cash and cash equivalents ..........................       12,024,512          570,583
Cash and cash equivalents at beginning of period ...................       15,667,270       13,393,646
                                                                       --------------   --------------
Cash and cash equivalents at end of period .........................   $   27,691,782   $   13,964,229
                                                                       ==============   ==============
  Supplemental schedule of noncash investing and financing
  activities:
  Capital lease obligations incurred ...............................            $ -0-   $      377,289
                                                                       ==============   ==============



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               MAII HOLDINGS, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                              COMMON STOCK                                                              TOTAL
                                       --------------------------- CAPITAL IN EXCESS  ACCUMULATED     TREASURY       STOCKHOLDERS'
                                          SHARES         AMOUNT      OF PAR VALUE      DEFICIT          STOCK           EQUITY
                                       ------------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2000 .......      6,123,229   $     12,878   $ 26,774,207    $     63,893    $   (949,151)   $ 25,901,827
Options exercised ..................             --             --             --              --              --              --
Common stock issued ................        680,000          1,360      2,739,040              --              --       2,740,400
Stock subscription note receivable .             --             --     (2,739,040)             --              --      (2,739,040)
Net income .........................             --             --             --         (97,021)             --         (97,021)
                                       ------------   ------------   ------------    ------------    ------------    ------------
Balance at June 30, 2001 ...........      6,803,229   $     14,238   $ 26,774,207    $    (33,128)   $   (949,151)   $ 25,806,166
                                       ============   ============   ============    ============    ============    ============




               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               MAII HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (INFORMATION OF AND FOR THE THREE AND SIX MONTHS PERIOD ENDED
                      JUNE 30, 2001 AND 2000 IS UNAUDITED)


1. UNAUDITED INTERIM FINANCIAL INFORMATION

         The consolidated balance sheet as of June 30, 2001, and the consolidated statements of operations, for the three and six months ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, and the consolidated statement of stockholders' equity for the six months ended June 30, 2001, have been prepared by the Company without audit. The December 31, 2000 consolidated balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at June 30, 2001, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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


2. PROPERTY AND EQUIPMENT

The Company had no property and equipment during the three months ended June 30, 2001.

3. EARNINGS PER SHARE


                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30,        JUNE 30,       JUNE 30,       JUNE 30,
                                                                          2001            2000           2001           2000
                                                                      ------------    ------------   ------------    ------------
Basic:
Weighted average number of common shares outstanding (basic) ......      6,803,229       6,116,404      6,689,896       6,107,307
Net income (loss) .................................................   $    (48,278)   $    352,759   $    (97,021)   $    636,921
Net income (loss) per share (basic) ...............................   $       (.01)   $        .06   $       (.01)   $        .10
                                                                      ============    ============   ============    ============

Diluted:
Weighted average number of common shares outstanding (basic) ......      6,803,229       6,116,404      6,689,896       6,107,307
Incremental common shares outstanding applicable to
"In the Money" options and warrants based on the average
 market value of the stock for the respective period ended ........             --         244,252             --         227,995


Weighted average number of common shares outstanding (diluted) ....      6,803,229       6,360,656      6,689,896       6,335,302

Net income (loss) .................................................   $    (48,278)   $    352,759   $    (97,021)   $    636,921
Net income (loss) per share (diluted) .............................   $       (.01)   $        .06   $       (.01)   $        .10
                                                                      ============    ============   ============    ============


         Options excluded from the dilutive earnings per share computation because to do so would have been antidilutive totaled 157,801 for the three months ended June 30, 2001 and 182,553 for the six months ended June 30, 2001.

4. SALE OF BUSINESS

         Effective December 31, 2001, substantially all of the assets constituting the medical business (the "Asset Sale") of the Company were sold to, and certain liabilities were assumed by, ICN Pharmaceuticals California, Inc., a wholly owned subsidiary of ICN Pharmaceuticals,

Inc. ("ICN"). The Company will not have any business operations in the future other than those associated with the execution of a new strategy to maximize shareholder value. The new growth strategy is intended to maximize shareholder value by seeking attractive operating companies for acquisition. The Company intends to evaluate companies that would benefit from an injection of capital for growth and access to the public markets.

5. STOCK PURCHASE AGREEMENT

         The Company and Mr. Tyler entered into a Stock Purchase Agreement, dated as of February 1, 2001 (the "Tyler Purchase Agreement"), pursuant to which Mr. Tyler purchased 680,000 shares of the Company's common stock (the "Tyler Shares"), at a purchase price of $4.03 per share, or $2,740,400 in the aggregate; $1,360 of which is payable in cash and the remaining $2,739,040 of which is payable in the form of a promissory note made payable to the Company (the "Tyler Note"). The Tyler Purchase Agreement allows Mr. Tyler to sell shares of the Company's common stock back to the Company on or prior to April 12, 2001, at a price of $4.03 per share, if Mr. Tyler purchases shares of the Company's common stock from other shareholders of the Company on or prior to such date. The Tyler Note has an interest rate of 6.33% per annum, and the principal of and accrued but unpaid interest on, the Tyler Note is due and payable on April 12, 2001 which was subsequently extended to July 12, 2001. On July 11, 2001, the Company and Mr. Tyler entered into an agreement which, among other items, provided for the Tyler Purchase Agreement, including the Tyler Note and the Tyler Shares, to be cancelled if certain events do not occur. Additionally, if the events do not occur, the agreement provides for the forfeiture of all termination payments to Mr. Tyler and all vesting of stock options granted to Mr. Tyler to be suspended from July 11, 2001 until all events have occurred. As of the date of this filing, the Tyler Note has not been paid.

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

         As discussed in the notes to the consolidated financial statements, effective December 31, 2000 the Company consummated the Asset Sale with ICN. Therefore, the results of operations for the three months and six months ended June 30, 2001 are not comparable to those for the three months and six months ended June 30, 2000. The Company will not have any business operations in the future other than those associated with the execution of a new strategy to maximize shareholder value. The new growth strategy is intended to maximize shareholder value by seeking attractive operating companies for acquisition. The Company intends to evaluate companies that would benefit from an injection of capital for growth and access to the public markets.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         NET REVENUES. The Company had no revenues for the three months ended June 30, 2001.

         SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense was $123,000 for the three months ended June 30, 2001. The Company had two full-time employees for the three months ended June 30, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense was $397,000 for the three months ended June 30, 2001. These expenses were primarily legal expenses and costs associated with the evaluations of various potential acquisitions.

         DEPRECIATION AND AMORTIZATION. The Company had no depreciation and amortization for the three months ended June 30, 2001.

         PROVISION FOR UNCOLLECTIBLE ACCOUNTS. The Company had no provision for uncollectible accounts for the three months ended June 30, 2001.

         OPERATING INCOME (LOSS). Operating loss was $520,000 for the three months ended June 30, 2001.

         INTEREST INCOME & OTHER, NET. Interest income and other, net was $484,000 for the three months ended June 30, 2001 compared to $264,000 for the three months ended June 30, 2000, an increase of $220,000 or 83.3%. The increase is mainly attributable to the proceeds from the Asset Sale partially offset by a reduced rate of return.

         PROVISION (BENEFIT) FOR INCOME TAXES. For the three months ended June 30, 2001, the Company did not recorded a tax provision due to the loss incurred during the quarter.

         NET INCOME (LOSS). As a result of the items discussed above, the Company's net loss was $48,000 for the three months ended June 30, 2001 compared to income of $353,000 for the three months ended June 30,2000, a decrease of $401,000.

         SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         NET REVENUES. The Company had no net revenues for the six months ended June 30, 2001.

         SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense was $240,000 for the six months ended June 30, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense was $701,000 for the six months ended June 30, 2001. These expenses were primarily legal expenses and costs associated with the evaluations of various potential acquisitions.

         DEPRECIATION AND AMORTIZATION. The Company had no depreciation and amortization for the six months ended June 30, 2001.

         PROVISION FOR UNCOLLECTIBLE ACCOUNTS. The Company had no provision for uncollectible accounts for the six months ended June 30, 2001.

         OPERATING INCOME (LOSS). Operating loss was $942,000 for the six months ended June 30, 2001.

         INTEREST INCOME AND OTHER, NET. Interest income and other, net was $786,000 for the six months ended June 30, 2001 compared to $451,000 for the six months ended June 30, 2000, an increase of $335,000 or 74.3%. This was mainly attributable to the proceeds from the Asset Sale partially offset by a reduced rate of return.

         PROVISION (BENEFIT) FOR INCOME TAXES. For the six months ended June 30, 2001, the Company did not record a tax provision due to the loss incurred during the quarter.

         NET INCOME (LOSS). As a result of the items discussed above, the Company's net loss was $97,000 for the six months ended June 30, 2001, compared to income of $637,000 for the six months ended June 30, 2000, an decrease of $734,000.

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, the Company has accumulated retained deficit of $33,000.

         Effective December 31, 2000, the Company completed the Asset Sale with ICN, pursuant to the Asset Purchase Agreement, in consideration for which the Company received approximately $14.4 million. The Company received the $14.4 million on January 3, 2001. As of December 31, 2000, the Company had retained earnings of $63,893 due to a gain on the sale of these assets, and assumption of such liabilities.

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

10.1 Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive Plan (2) (4)

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

10.3     Employment Agreement between the Company and Christie S. Tyler. (3)

10.4     Purchase Agreement between the Company and Christie S. Tyler. (3)

10.5     Promissory Note issued to the Company by Christie S. Tyler. (3)

10.6     Pledge and Security Agreement between the Company and Christie S.
         Tyler. (3)

10.7     Letter Agreement dated July 11, 2001 between the Company and Christie
         S. Tyler.

10.8     Subsidiaries of the Company. (1)

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

MAII Holdings, Inc.
DATE: August 14, 2001


Signature                                        Title
                                                 Chief Executive Officer
 /s/ CHRISTIE S. TYLER                           (duly authorized officer)
--------------------------------------
Christie S. Tyler
                                                 Acting Chief Financial Officer
 /s/ THOMAS A. MONTGOMERY                        (acting chief accounting officer)
--------------------------------------
Thomas A. Montgomery

                               INDEX TO EXHIBITS

Exhibit
Number                           Description
------                           -----------
3.1      Amended and Restated Articles of Incorporation of the Company. (1)

3.2      Amended and Restated Bylaws of the Company. (3)

3.3      Certificate of Amendment of Articles of Incorporation of the Company.
         (3)

10.1     Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive
         Plan (2) (4)

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

10.3     Employment Agreement between the Company and Christie S. Tyler. (3)

10.4     Purchase Agreement between the Company and Christie S. Tyler. (3)

10.5     Promissory Note issued to the Company by Christie S. Tyler. (3)

10.6     Pledge and Security Agreement between the Company and Christie S.
         Tyler. (3)

10.7     Letter Agreement dated July 11, 2001 between the Company and Christie
         S. Tyler.

10.8     Subsidiaries of the Company. (1)

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