Form 10-Q
period 2001-09-30
MAII HOLDINGS INC
filed 2001-11-19
CIK 1018913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

As of November 11, 2001, there were 3,879,391 shares outstanding of the registrant's common stock, $0.002 par value.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000 ................3

              Consolidated Statements of Operations
                  Three and Nine months ended September 30, 2001 and 2000....4

              Consolidated Statements of Cash Flows
                    Nine months ended September 30, 2001 and 2000 ...........5

              Consolidated Statement of Stockholders' Equity.................6
                    Nine months ended September 30, 2001

              Notes to Consolidated Financial Statements ....................7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS........................9

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....11

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..............................12

              Signatures....................................................14

              Index to Exhibits.............................................15

                               MAII HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


ASSETS
                                                                                           2001            2000
                                                                                        ------------    ------------
                                                                                        (UNAUDITED)
Current assets:
    Cash and cash equivalents .......................................................   $    871,931    $ 15,667,270
    Short term investments ..........................................................     13,505,421              --
    Accounts receivable, net of allowance for doubtful accounts of $372,831
      (unaudited) and $0, respectively ..............................................        967,938              --
    Revenue generating equipment ....................................................     11,490,750              --
    Other receivables ...............................................................        870,371      14,400,000
    Prepaid expenses and other current assets .......................................         80,374         147,973
    Refundable federal and state income taxes .......................................             --          36,600
                                                                                        ------------    ------------
          Total current assets ......................................................     27,786,785      30,251,843
Property and equipment, net of accumulated depreciation of $142,533 (unaudited)
  and $0, respectively ..............................................................        383,238              --
Goodwill ............................................................................     10,859,489              --
Deposits ............................................................................        299,053              --
                                                                                        ------------    ------------
Total assets ........................................................................   $ 39,328,566    $ 30,251,843
                                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit ..................................................................   $ 10,166,741              --
    Current portion of capital lease obligations ....................................         26,258              --
    Accounts payable ................................................................      1,060,733       1,784,061
    Accrued expenses ................................................................      2,022,062         864,171
    Accrued severance ...............................................................             --         658,000
    Due to Genesis ..................................................................         20,015              --
    Income tax payable ..............................................................        645,510       1,043,784
                                                                                        ------------    ------------
          Total current liabilities .................................................     13,941,319       4,350,016

Capital lease obligations, net of current portion ...................................         65,200              --
                                                                                        ------------    ------------
Total liabilities ...................................................................   $ 14,006,519    $  4,350,016
                                                                                        ============    ============

Stockholders' equity:

    Common stock, $0.002 par value, 30,000,000 shares authorized; 7,136,532 and 6,456,532 shares issued and 6,803,229 and 6,123,229 shares
        outstanding, respectively ...................................................         14,238          12,878
    Capital in excess of par value ..................................................     29,513,247      26,774,207
    Stock subscription note receivable ..............................................     (2,739,040)             --
    Retained earnings (accumulated deficit) .........................................       (517,247)         63,893
    Treasury stock at cost, 333,303 shares ..........................................       (949,151)       (949,151)
                                                                                        ------------    ------------
           Total stockholders' equity ...............................................     25,322,047      25,901,827
                                                                                        ------------    ------------
           Total liabilities and stockholders' equity ...............................   $ 39,328,566    $ 30,251,843
                                                                                        ============    ============


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                               MAII HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
            AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  SEPTEMBER 30                  SEPTEMBER 30

                                                                             2001            2000         2001            2000
                                                                          -----------    -----------    -----------    -----------
Net revenue ...........................................................   $ 1,184,431    $        --    $ 1,184,431    $        --
Cost of revenue .......................................................       925,826             --        925,826             --
                                                                          -----------    -----------    -----------    -----------
Gross Profit ..........................................................       258,605             --        258,605             --
Costs and expenses:
  Salaries and benefits ...............................................       576,786             --        817,331             --
  Selling, general and
     administrative ...................................................       523,959             --      1,225,268             --
  Depreciation and
     amortization .....................................................         7,629             --          7,629             --
  Provision for uncollectible
     accounts .........................................................        53,617             --         53,617             --
                                                                          -----------    -----------    -----------    -----------
     Total costs and
       expenses .......................................................     1,161,992             --      2,103,845             --
                                                                          -----------    -----------    -----------    -----------
     Operating income (loss) ..........................................      (903,387)            --     (1,845,240)            --
                                                                          -----------    -----------    -----------    -----------

Other (income) expense:
  Interest income and other,
     net ..............................................................      (245,093)      (327,662)    (1,030,802)      (778,934)
  Interest expense ....................................................            --         13,328             --         18,742
                                                                          -----------    -----------    -----------    -----------
     Total other (income) expense .....................................      (245,093)      (314,334)    (1,030,802)      (760,192)
                                                                          -----------    -----------    -----------    -----------
Income (loss) before income taxes and discontinued operations .........      (658,294)       314,334       (814,438)       760,192
Provision (benefit) for income taxes ..................................            --             --             --             --
                                                                          -----------    -----------    -----------    -----------
Income (loss) before discontinued operations ..........................      (658,294)       314,334       (814,438)       760,192
                                                                          -----------    -----------    -----------    -----------
Income (loss) from discontinued operations ............................       174,171       (239,183)       233,298        (48,133)
                                                                          -----------    -----------    -----------    -----------
Net income (loss) .....................................................   $  (484,123)   $    75,151    $  (581,140)   $   712,059
                                                                          ===========    ===========    ===========    ===========
Net income (loss) per share (basic) from continuing operations ........   $      (.10)            --    $     (0.12)            --
Net income (loss) per share (diluted) from continuing operations ......   $      (.10)            --    $     (0.12)            --

Net income (loss) per share (basic) ...................................   $      (.07)   $       .01    $      (.09)   $       .11
                                                                          ===========    ===========    ===========    ===========
Net income (loss) per share (diluted) .................................   $      (.07)   $       .01    $      (.09)   $       .11
                                                                          ===========    ===========    ===========    ===========
Weighted average number of common shares and common  share
  equivalents (in thousands) (basic) ..................................         6,803          6,120          6,728          6,111
                                                                          ===========    ===========    ===========    ===========
Weighted average number of  common shares and common  share
  equivalents (in  thousands) (diluted) ...............................         6,803          6,367          6,728          6,343
                                                                          ===========    ===========    ===========    ===========


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               MAII HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE NINE MONTHS SEPTEMBER 30, 2001 AND 2000

                                                                                  2001            2000
                                                                              ------------    ------------
Cash flows from operating activities:
  Net income (loss) .......................................................   $   (581,140)   $    712,059
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Gain from disposal of equipment ......................................       (120,628)       (158,459)
     Provision for uncollectible accounts .................................         53,617         851,870

     Depreciation and amortization ........................................        321,301       1,629,687

     Changes in assets and liabilities:

     Accounts receivable ..................................................       (121,524)       (818,189)
     Other receivable .....................................................     13,745,759              -0-

     Prepaid expenses and other current assets ............................        170,629        (130,217)

     Accounts payable and accrued expenses ................................     (2,689,609)       (171,289)

     Deferred revenue .....................................................             -0-          6,814
                                                                              ------------    ------------
     Net cash  provided by operating activities ...........................     10,778,405       1,922,276
                                                                              ------------    ------------

Cash flows from investing activities:
  Property and equipment purchases ........................................       (489,427)       (755,076)
  Proceeds from disposal of equipment .....................................        510,575         277,687
  Short term investments ..................................................    (13,505,416)             -0-
  Car Rental Direct, Inc. purchase of Car Rental Direct.com. Inc. .........    (12,259,054)             -0-
  Cash received in acquisition ............................................        366,649              -0-
                                                                              ------------    ------------
     Net cash  used in investing activities ...............................    (25,376,673)       (477,389)
                                                                              ------------    ------------
Cash flows from financing activities:
  Repayment of capital lease obligations ..................................       (198,431)        (71,367)
  Proceeds from issuance of common stock ..................................          1,360          65,419
                                                                              ------------    ------------
     Net cash provided by ( used in)  financing activities ................       (197,071)         (5,948)
                                                                              ------------    ------------
Net decrease in cash and cash equivalents .................................    (14,795,339)      1,438,939
Cash and cash equivalents at beginning of period ..........................     15,667,270      13,393,646
                                                                              ------------    ------------
Cash and cash equivalents at end of period ................................   $    871,931    $ 14,832,585
                                                                              ============    ============

  Supplemental schedule of noncash investing and financing
  activities:
    Capital lease obligations incurred ....................................   $         -0-   $    843,723
                                                                              ============    ============
    Interest paid .........................................................   $     41,661    $         -0-
                                                                              ============    ============


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               MAII HOLDINGS, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                  COMMON STOCK           CAPITAL          TOTAL
                                          ---------------------------  IN EXCESS OF    ACCUMULATED      TREASURY       STOCKHOLDERS'
                                             SHARES          AMOUNT      PAR VALUE       DEFICIT          STOCK           EQUITY
                                          ------------   ------------  ------------   ------------    -------------    -------------
Balance at December 31, 2000 ...........     6,123,229   $     12,878   $26,774,207    $    63,893    $   (949,151)    $ 25,901,827
Options exercised ......................            --             --            --             --              --               --
Common stock issued ....................       680,000          1,360     2,739,040             --              --        2,740,400
Stock subscription note receivable .....            --             --    (2,739,040)            --              --       (2,739,040)
Net income .............................            --             --            --       (581,140)             --         (581,140)
                                          ------------   ------------   -----------    -----------    ------------     ------------
Balance at September 30, 2001 ..........     6,803,229   $     14,238   $26,774,207    $  (517,247)   $   (949,151)    $ 25,322,047
                                          ============   ============   ===========    ===========    ============     ============


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               MAII HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (INFORMATION OF AND FOR THE THREE AND NINE MONTHS PERIOD ENDED
                    SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED)


1. UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated balance sheet as of September 30, 2001, and the consolidated statements of operations, for the three and nine months ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, and the consolidated statement of stockholders' equity for the nine months ended September 30, 2001, have been prepared by the Company without audit. The December 31, 2000 consolidated balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at September 30, 2001, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes of the Company for the fiscal year ended December 31, 2000 included in the Company's Form 10-K and the Company's Form 8-K filed on October 29, 2001 regarding the acquisition of Car Rental Direct.com, Inc. ("CRD") which includes audited financial statements and related notes of CRD for the fiscal year ended December 31, 2000.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company has not amortized any goodwill associated with the acquisition of Car Rental Direct.com, Inc.

    In July, 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect on its consolidated financial statements of this standard when adopted.

    In October, 2001, the FASB issued FAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" which supersedes FAS 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement provides a single accounting model for long-lived assets to be disposed of. The Company has not yet determined the effect on its consolidated financial statements of implementing this state statement, which is effective for fiscal years beginning after December 15, 2001.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Short-term investments consist of securities and certificates of deposit with a maturity date of greater than three months.

Revenue consists primarily of fees from rentals and the sale of related rental products. The Company recognizes rental revenues over the period in which vehicles are rented.

4. REVENUE GENERATING EQUIPMENT

Revenue generating equipment consists of rental vehicles that are stated at cost, less accumulated depreciation. The straight-line method is used to depreciate revenue generating equipment to estimated residual values over periods typically ranging from six to thirty-six months. In accordance with industry practice, depreciation expense includes gains and losses on revenue generating vehicle sales in the ordinary course of business and is included as a component of cost of revenues in the accompanying statements of operations. At September 30, 2001 and 2000 revenue generating equipment was $11,490,750 and $0 respectively, net of accumulated depreciation of $313,672 and $0, respectively. Depreciation expense for the period quarter and nine months ended September 30, 2001 was $313,672 and is included in cost of revenues.

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                              SEPTEMBER 30,              DECEMBER 31,
                                                                  2001          LIFE         2000         LIFE
                                                              -------------    -------   ------------    -------
    Furniture and fixtures .................................     116,561       7 years             --         --
    Computers and software .................................     101,282       5 years             --         --
    Leasehold improvements .................................      73,414       7 years             --         --
    Equipment under capital leases .........................      99,610       5 years             --         --
                                                               ---------                     --------
                                                                 390,867                           --
    Less accumulated depreciation and amortization .........      (7,629)                          --
                                                               ---------                     --------
    Net property and equipment .............................   $ 383,238                           --
                                                               =========                     ========

    Depreciation expense and accumulated amortization related to property and equipment was approximately $7,629 and $0 for the three months ended September 30, 2001 and 2000, respectively.

6. LINE OF CREDIT

At September 30, 2001 and 2000, the Company had five and zero lines of credit, respectively, with financial institutions to finance the purchase of vehicles for the Company. The interest rates range from 1.5% to 2% over prime. The Company makes monthly principal payments of 2.25% to 2.75% of the original financed amount, plus interest. The lines of credit are collateralized by the vehicles and are guaranteed by CRD. Management expects vehicle obligations will generally be repaid within on year with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the repurchase program or form the sale of the vehicles.

7. CAPITAL LEASE OBLIGATIONS

The Company leases its office facilities and car rental lots under various operating lease agreements with third parties. In addition, the Company also leases certain computer equipment and software under capital leases. The leases have initial terms of between eighteen months and three and a half years and require fixed monthly payments.

Rent expenses was $47,493 for the quarter and nine months ended September 20, 2001.

8. EARNINGS PER SHARE


                                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,   SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,
                                                                              2001           2000           2001           2000
                                                                              ----           ----           ----           ----
Basic:
Weighted average number of common shares outstanding (basic) ...........     6,803,229      6,119,563     6,727,673      6,111,392
Net income (loss) ......................................................   $  (484,123)   $    75,151   $  (581,140)   $   712,059
Net income (loss) per share (basic) from continuing operations .........   $      (.10)            --   $      (.12)            --
Net income (loss) per share (basic) ....................................   $      (.07)   $       .01   $      (.09)   $       .11
                                                                           ===========    ===========   ===========    ===========

Diluted:
Weighted average number of common shares outstanding (basic) ...........     6,803,229      6,119,563     6,727,673      6,111,392
Incremental common shares outstanding applicable to
"In the Money" options and warrants based on the average
 market value of the stock for the respective period ended .............            --        247,869            --        231,637


Weighted average number of common shares outstanding (diluted) .........     6,803,229      6,367,432     6,727,673      6,343,029

Net income (loss) ......................................................   $  (484,123)   $    75,151   $  (581,140)   $   712,059
Net income (loss) per share (diluted) from continuing operations .......   $      (.10)            --   $      (.12)            --
Net income (loss) per share (diluted) ..................................   $      (.07)   $       .01   $      (.09)   $       .11
                                                                           ===========    ===========   ===========    ===========

     Options excluded from the dilutive earnings per share computation because to do so would have been antidilutive totaled 167,985 for the three months ended September 30, 2001 and 178,127 for the nine months ended September 30, 2001.

9. ACQUISITION OR DISPOSITION OF ASSETS

     On August 16, 2001, the Company entered into an Agreement and Plan of Merger (the "Agreement"), by and among MAII Acquisition, Inc., a Nevada corporation and wholly-owned subsidiary of the Company ("Acquisition Corp."), Car Rental Direct.com, Inc., a Nevada corporation ("CRD") and GenesisIntermedia, Inc., a Delaware corporation ("Genesis") and the parent of CRD. Under the terms of the Agreement, on August 23, 2001 CRD merged into Acquisition Corp. and became a wholly-owned subsidiary of the Company.

     CRD is a rental car company that specializes in renting cars to customers whose personal or corporate vehicle is out of service for an extended period of time. CRD currently has 19 locations in California, Arizona and Nevada and has a fleet of approximately 1,000 cars. CRD facilities are located within strip malls as well as in free-standing buildings. CRD also has rental offices in hotels and car dealerships. The Company intends to continue the operations of CRD as a wholly-owned subsidiary.

     The consideration paid by the Company for the acquisition of CRD was $12,259,054. The consideration was determined by arms-length negotiations between the parties to the Agreement and Plan of Merger and was funded from available cash contributed to Acquisition Corp. by the Company. The acquisition was accounted for as a purchase. The fair value of assets acquired and liabilities assumed is summarized as follows:

Cash                           $    366,649
Accounts receivable                 900,032
Revenue earning equipment        11,709,148
Property and equipment              398,008
Other assets                        581,608
Line of credit                  (10,363,378)
Other liabilities                (2,192,502)
                               ------------
Net assets                        1,399,565
Purchase price                   12,259,054
                               ------------
Amount allocated to goodwill   $ 10,859,489
                               ============

    The purchase price allocation for this acquisition is preliminary and further refinements may be necessary based on final determination of the fair value of the assets and liabilities acquired.

    Below is pro forma revenue, net income, net income per share basic and net income per share diluted as if the acquisition would have been completed at the start of the period.

                                                              Nine Months Ended            Nine Months Ended
                                                              September 30, 2001           September 30, 2000
                                                              ------------------           ------------------

Revenue                                                           6,650,071                      4,531,716
Income (loss) before discontinued operations                     (3,553,231)                    (1,622,890)
Income from discontinued operations                                 233,298                        712,059
Net income (loss)                                                (3,319,933)                      (910,831)
Net income per share basic                                             (.49)                          (.15)
Net income per share diluted                                           (.49)                          (.14)

10. STOCK PURCHASE AGREEMENT

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

     In October, 2001, the Company entered into agreements with several of its significant shareholders to acquire 2,923,838 of its outstanding shares of common stock or approximately 43% of its outstanding shares. Prices for the common stock were between $1.31 and $2.00 per share for an aggregate purchase price of $5,192,676. The Company paid the purchase price from available cash.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company has not amortized any goodwill associated with the acquisition of Car Rental Direct.com, Inc.

    In July, 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect on its consolidated financial statements of this standard when adopted.

    In October, 2001, the FASB issued FAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" which supersedes FAS 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement provides a single accounting model for long-lived assets to be disposed of. The Company has not yet determined the effect on its consolidated financial statements of implementing this state statement, which is effective for fiscal years beginning after December 15, 2001.

RECENT ACQUISITIONS:

    As discussed in the notes to the consolidated financial statements, effective December 31, 2000 the Company consummated the Asset Sale with ICN. Therefore, the results of operations for the three months and nine months ended September 30, 2001 are not comparable to those for the three months and nine months ended September 30, 2000. On August 16, 2001, the Company entered into an Agreement and Plan of Merger (the "Agreement"), by and among MAII Acquisition, Inc., a Nevada corporation and wholly-owned subsidiary of the Company ("Acquisition Corp."), Car Rental Direct.com, Inc., a Nevada corporation ("CRD") and GenesisIntermedia, Inc., a Delaware corporation ("Genesis") and parent of CRD. Under the terms of the Agreement, on August 23, 2001 CRD merged into Acquisition Corp. and became a wholly-owned subsidiary of the Company.

STATEMENT OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     NET REVENUES. Net revenues were $1,184,000 for the three months ended September 30, 2001.

     SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense was $577,000 for the three months ended September 30, 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense was $524,000 for the three months ended September 30, 2001. These expenses were primarily legal expenses and costs associated with the evaluations of various potential acquisitions.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $7,600 for the three months ended September 30, 2001.

     PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts was $54,000 for the three months ended September 30, 2001.

     OPERATING INCOME (LOSS). Operating loss was $903,000 for the three months ended September 30, 2001.

     INTEREST INCOME & OTHER, NET. Interest income and other, net was $245,000 for the three months ended September 30, 2001.

     PROVISION (BENEFIT) FOR INCOME TAXES. For the three months ended September 30, 2001, the Company did not recorded a tax provision due to the loss incurred during the quarter.

     NET INCOME (LOSS). As a result of the items discussed above, the Company's net loss was $484,000 for the three months ended September 30, 2001 compared to income of $75,000 for the three months ended September 30,2000, a decrease of $559,000.

     NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     NET REVENUES. Net revenues were $1,184,000 for the nine months ended September 30, 2001.

     SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense was $817,000 for the nine months ended September 30, 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense was $1,225,000 for the nine months ended September 30, 2001.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $7,600 for the nine months ended September 30, 2001.

     PROVISION FOR UNCOLLECTIBLE ACCOUNTS. Provision for uncollectible accounts was $54,000 for the nine months ended September 30, 2001.

     OPERATING INCOME (LOSS). Operating loss was $1,845,000 for the nine months ended September 30, 2001.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net was $1,031,000 for the nine months ended September 30, 2001.

     PROVISION (BENEFIT) FOR INCOME TAXES. For the nine months ended September 30, 2001, the Company did not record a tax provision due to the loss incurred during the quarter.

     NET INCOME (LOSS). As a result of the items discussed above, the Company's net loss was $581,000 for the nine months ended September 30, 2001, compared to income of $712,000 for the nine months ended September 30, 2000, an decrease of $1,293,000.

     LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations to date through the proceeds received from the Asset Sale with ICN. As of September 30, 2001, cash and cash equivalents on hand totaled $14,000,000.

     We estimate that cash on hand of $14,000,000 at September 30, 2001 along with cash provided by operations will be sufficient for meeting our working capital needs over the next twelve month period with regard to continuing operations in existing markets. Additional financing may be required to fund acquisitions or expansion into new markets.

     We have arranged capital financing to fund a portion of car rental fleet purchases during the next twelve months. We are currently in discussions with various lenders concerning additional possible credit facilities, but there can be no assurance that we will enter into any facility and, if so, on what terms.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     In its normal operations, the Company has market risk exposure to interest rates due to its interest bearing debt obligations, which were entered into for purposes other than trading purposes. The Company has estimated its market risk exposure using sensitivity analyses assuming a 10% change in market rates.

     The Company's earnings are impacted by changes in short-term interest rates as a result of borrowings under its Credit Facility bearing interest based on floating rates. At September 30, 2001, the Company's Credit Facility debt balance totaled approximately $10,167,000 with a weighted average interest rate of 9.14%. A hypothetical change of 10% in the interest rate for these borrowings, assuming debt levels at September 30, 2001, would change interest expense by approximately $93,000 annually.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number                               Exhibit Description

2.1 Agreement and Plan of Merger dated as of August 16, 2001, by and among GenesisIntermedia, Inc., Car Rental Direct.com., Inc., MAII Holdings, Inc. and MAII Acquisition, Inc. (Previously filed as an exhibit to the Company's Form 8-K filed on August 28, 2001).

10.1 Stock Purchase Agreement dated October 5, 2001, by and between Schneider Securities, Inc. and MAII Holdings, Inc.*

10.2 Business Separation and Settlement Agreement dated as of October 30, 2001, by and among MAII Holdings, Inc., Robert M. Bennett and Satana Corporation.*

10.3 Business Separation and Settlement Agreement dated as of October 30, 2001, by and among MAII Holdings, Inc., Patrick A. Rivelli, Jim Silcock, Sunwestern Investment Fund III Limited Partnership and Sunwestern Cayman
        (1988) Partners.*

10.4 Stock Purchase and Partial Business Separation Agreement dated as of November 2, 2001 by and between MAII Holdings, Inc., GenesisIntermedia, Inc., and Car Rental Direct, Inc.*

*   Filed herewith

 (b) Form 8-K

       The Company filed a Form 8-K on August 28, 2001 in connection with the acquisition of Car Rental Direct.com. This Form 8-K was amended by the Form 8-K/A filed on October 26, 2001 and by the Form 8-K/A filed on October 29, 2001.

       The Company filed a Form 8-K on October 12, 2001 in connection with a letter to its shareholders.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAII Holdings, Inc.
DATE: August 14, 2001

        Signature                                      Title
        ---------                                      -----

        /s/ CHRISTIE S. TYLER                  Chief Executive Officer
        ------------------------------------   (duly authorized officer)
        Christie S. Tyler



        /s/ THOMAS A. MONTGOMERY               Acting Chief Financial Officer
        ------------------------------------   (acting chief accounting officer)
        Thomas A. Montgomery

                                INDEX TO EXHIBITS

Exhibit
Number                      Description
------                      -----------
 2.1      Agreement and Plan of Merger dated as of August 16, 2001, by and among
          GenesisIntermedia, Inc., Car Rental Direct.com., Inc., MAII Holdings,
          Inc. and MAII Acquisition, Inc. (Previously filed as an exhibit to the
          Company's Form 8-K filed on August 28, 2001).

10.1      Stock Purchase Agreement dated October 5, 2001, by and between
          Schneider Securities, Inc. and MAII Holdings, Inc.*

10.2      Business Separation and Settlement Agreement dated as of October 30,
          2001, by and among MAII Holdings, Inc., Robert M. Bennett and Satana
          Corporation.*

10.3      Business Separation and Settlement Agreement dated as of October 30,
          2001, by and among MAII Holdings, Inc., Patrick A. Rivelli, Jim
          Silcock, Sunwestern Investment Fund III Limited Partnership and
          Sunwestern Cayman (1988) Partners.*

10.4      Stock Purchase and Partial Business Separation Agreement dated as of
          November 2, 2001 by and between MAII Holdings, Inc.,
          GenesisIntermedia, Inc., and Car Rental Direct, Inc.*