Form 10-K
period 2001-12-31
MAII HOLDINGS INC
filed 2002-04-16
CIK 1018913

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______________ to

                                   ----------

                           COMMISSION FILE NO. 0-21343

                                   ----------

                               MAII HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                       TEXAS                                   73-1347577
           (State or other jurisdiction                     (I.R.S. Employer
         of incorporation or organization)                Identification No.)

          5805 SEPULVEDA BLVD., SUITE 502
               VAN NUYS, CALIFORNIA                              91411
          (Address of principal executive                      (Zip Code)
                     offices)

        Registrant's telephone number, including area code: 818-909-7425

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                      NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                       ON WHICH REGISTERED
             -------------------                      ---------------------
        Common Stock, $.002 par value                   OTC Bulletin Board

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 26, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,085,458 based upon the closing price of $1.95 per share as quoted on the OTC Bulletin Board. As of March 26, 2002, 3,808,279 shares of the registrant's Common Stock, $0.002 par value, were issued and outstanding.


================================================================================

                               MAII HOLDINGS, INC.

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
                                     PART I

Item 1.     Business...................................................   1

Item 2.     Properties.................................................   5

Item 3.     Legal Proceedings..........................................   5

Item 4.     Submission of Matters To A Vote of Security Holders........   5


                                     PART II

Item 5.     Market For Registrant's Common Stock and Related
            Stockholder Matters........................................   6

Item 6.     Selected Financial Data....................................   6

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Discontinued Operations.....................   7

Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk.......................................................   10

Item 8.     Financial Statements and Supplementary Data................   10

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure...................................   11


                                    PART III

Item 10.    Executive Officers and Directors of Company................   12

Item 11.    Executive Compensation.....................................   13

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.................................................   16

Item 13.    Certain Relationships and Related Transactions.............   17


                                      PART IV

Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form
            8-K........................................................   19

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

         Beginning in August 2000, we undertook a process of identifying and evaluating potential opportunities. In furtherance thereof, in January 2001, we elected Christie S. Tyler as Chairman of the Board and Chief Executive Officer. Mr. Tyler proceeded to develop a strategy to maximize shareholder value. This strategy, increasing shareholder value by seeking attractive operating companies for acquisition, was presented to and approved by our Board of Directors and publicly announced on February 20, 2001.

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

         The Company will continue to operate as a holding company, with a mission to explore, evaluate and consummate potential acquisition opportunities. The Company's primary focus is the successful operations of CRD, although the Company is exploring a number of add-on acquisitions for CRD as well as acquisitions outside of the automobile rental industry. The Company's current operations consist solely of CRD.

         The Company's principal executive offices are located at 5805 Sepulveda Blvd., Suite 502, Van Nuys, California 91411. The Company's telephone number is
(818) 909-7425.

CAR RENTAL DIRECT (CRD) OPERATIONS

         CRD is a rental car company that specializes in renting cars to customers whose personal or corporate vehicle is out of service for an extended period of time. CRD currently has 19 daily rental locations, four satellite locations, and one wholesale used car facility in California, Arizona and Nevada and has a fleet of approximately 1,500 cars.

         CRD uses a wide variety of makes and models of cars for daily rental purposes, nearly all of which are current year or the previous year's models. CRD rents cars on a daily, weekend, weekly or monthly basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. CRD's rates vary at different locations depending on local market, competitive and cost factors, and virtually all rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental.

         CRD's management believes there is a significant opportunity to be one of the top competitors in the replacement segment of the car rental industry. The vision is to move quickly and establish a highly reliable and professional organization with state of the art technical support and improved customer service. Management believes these needed and innovative technical improvements will create business from referral sources that have been waiting for these changes.

         A key contributor to growth and consistent performance will be CRD's relationships with major insurance carriers. In August 2001, CRD established on-line reservation capabilities with the largest automobile policy carrier. In the first month of this relationship, CRD only received 48 referrals. Now only six months later, the number has increased to over 250 referrals per month in the United States. CRD has recently already established on-line reservation capabilities with another of the nation's largest automobile policy carriers. In addition, CRD has on-line reservation capabilities with 17 smaller insurance companies via the largest national insurance reservation system. CRD is in the final stages of approval to be a selected vendor with several of the other large automobile policy carriers that will create an on-line reservation system as well as electronic funds transfer. As CRD continues its growth there will be other major insurance companies with whom CRD will develop on-line reservation and communication capabilities. CRD plans for future enhancements, such as enabling field adjusters to reserve vehicles for their insureds via wireless PDAs. This will further strengthen CRD's position on the cutting edge of interactive technology and enhance its relationships with customers, body shops and insurance agencies. The ability to bill directly to insurance companies and other vendors is an option that is not traditionally available to small independent operators due to their limited ability to negotiate direct referral agreements with national carriers.

         To further augment growth, CRD has partnered with two of the largest auto dealership groups in the country. CRD already has several facilities on-site at these dealerships, and is negotiating for space in an additional 16 locations. CRD's Advanced Innovations Management Group division (AIMG) operates and manages five Toyota Rent-A-Car facilities under license from Toyota. Under agreements with Toyota dealers, CRD is supplied with facilities, cars and financing by Toyota dealers. Most of the vehicles ordered have no interest costs for the first six months. All billing and receipts are collected by the Toyota dealership, which in turn pays AIMG 97.5% of the gross revenue. AIMG anticipates an additional four openings by the end of 2002.

         Currently, CRD operates 19 daily rental locations, four satellite locations, and one wholesale used car facility: 16 in Southern California, six in Phoenix, Arizona, and one in Las Vegas, Nevada. CRD has six additional locations projected to open in the 2nd quarter of 2002: four of which will be located in Southern California, one which will be located in Phoenix and one which will be located in Las Vegas. The wholesale used car facility is located in Southern California. The chart below shows the top ten markets for replacement and suburban automobile rentals in the United States.

TOP 10 MARKETS FOR LOCAL & REPLACEMENT AUTOMOBILE RENTAL IN THE UNITED STATES

RANK         CITY OR METRO AREA        RANK     CITY OR METRO AREA
1            Orange County, CA         6        Las Vegas, NV
2            San Diego County, CA      7        Phoenix, AZ
3            Riverside County, CA      8        Bakersfield, CA
4            LA County, CA             9        Fresno, CA
5            San Bernardino, CA        10       Sacramento, CA

GROWTH PLANS

         CRD intends to expand its operating base in three modes. They are as follows:

     o DEVELOPMENT OF NEW FACILITIES. CRD intends to identify new locations that will require minimal start-up capital and are convenient to its core market. These types of facilities include new car dealers, automotive garages and body shops, hotels and easily converted freestanding facilities.

     o TARGETED ACQUISITIONS. CRD plans to acquire selected companies meeting CRD's performance and strategic expectations from a pool of over 6,000 independent locations. These independents control over 90,000 rental vehicles and have revenue potential in excess of $700 million.

     o IMPLEMENTATION OF THE TOYOTA RENT-A-CAR ("TRAC") PROGRAM. Operations are continuing at five facilities in Tempe, AZ, Las Vegas, NV, Manhattan Beach, CA, Irvine, CA, and Moreno Valley, CA. Management intends to open more TRAC facilities, at a rate of one per quarter, as start-up costs are 50% to 75% less than a normal CRD location, and the Toyota dealer finances all Toyota inventory for the operation.

         A large component of CRD's strategic growth plan revolves around acquisitions based on a disciplined and opportunistic approach. The Company has already successfully executed four acquisitions (four Midway Rent-A-Car locations, one Admiral Rent a Car location, one Joe McPherson Truck and Auto Rental location, and Ajax

Car Rental), and has entered into negotiations for other significant acquisitions. CRD believes that it could generate immediate revenue with these acquisitions to help offset various start-up costs. Each of these acquisitions fits into the corporate philosophy concerning rapid and profitable growth, and each acquisition candidate has a strong foundation with many years in operation.

         Currently, there are approximately 7,000 independent local operators that CRD will examine for potential acquisition candidate selection. CRD's management is also actively pursuing negotiations with select independent car rental companies that are smaller to medium in size. Management believes CRD can acquire a select few of these groups with attractive pricing, especially given the economic downturn following September 11, 2001, and CRD can roll such companies' existing customer bases and fleets into the CRD operations.

FINANCIAL MODEL

         Some of the major drivers of the automobile rental business model are utilization rate, daily rental rate, fleet growth, cost of vehicle acquisition and retirement price of vehicles:

     o UTILIZATION AND RENTAL RATE. CRD's current daily rates average over $25 and CRD has a fleet utilization rate of approximately 80%, which is among the best in the industry. CRD projects this utilization rate will increase to 83% by the end of 2002 as current referral relationships develop and new relationships are formed.

     o FLEET GROWTH. As rental demand grows, CRD needs to have the necessary supply of vehicles to keep partners and customers satisfied. Therefore, vehicle fleet growth is very important and is totally dependent on fleet financing facilities. CRD anticipates doubling its fleet to 3,200 cars by the end of 2002, provided that CRD can obtain an additional $25 million in vehicle financing.

     o FLEET MANAGEMENT. Purchasing and selling of fleet vehicles is an essential component of the business model since CRD anticipates making a gross profit of $2,000 to $3,000 for each retired vehicle it sells. The CRD team has extensive fleet management experience and has been able to acquire vehicles at prices significantly lower than the auto dealer's invoice price. As CRD secures additional financing, it will turn its fleet at a faster rate, resulting in lower acquisition prices (through increased purchasing volume) and higher sales prices of the newer cars.

     o DEPRECIATION RATE. A major contributor to the profit CRD can generate from fleet sales is its vehicle depreciation expense, which should be considered an operational expense for rental car companies. CRD depreciates the vehicles according to the terms of the fleet financing arrangements. These arrangements call for a monthly rate of between 2.0% and 2.5%, depending on the type of vehicle purchased and its re-sale value.

STRATEGIC REFERRAL ALLIANCES

         Currently 90% of CRD's customers are sourced through referrals from insurance companies and service centers, body shops and car dealerships. These strategic alliances provide CRD with a steady recurring revenue stream without incurring significant sales and marketing expenses. CRD plans to continue to provide a high level of customer service so that these strategic partners are highly motivated to refer business to CRD.

CAR ACQUISITION

         CRD acquires, subject to availability, a majority of its vehicles pursuant to various fleet repurchase programs established by automobile manufacturers. Under these programs, automobile manufacturers agree to repurchase vehicles at a specified price during established repurchase periods, subject to certain vehicle condition and mileage requirements. Repurchase prices under the repurchase programs are based on either (i) a predetermined percentage of original vehicle cost and the month in which the vehicle is returned or (ii) the original capitalization cost less a set daily depreciation amount. These repurchase programs limit CRD's residual risk with respect to vehicles purchased under the programs. For this reason, vehicles purchased by car rental companies under repurchase programs are sometimes referred to by industry participants as "non-risk" cars. Conversely, those vehicles not purchased under repurchase programs for which the car rental company is exposed to residual risk are sometimes referred to as "at-risk" cars. During 2001, approximately 33% of all vehicles used in CRD's operations were "non-risk" cars. Purchases of vehicles are financed through funds provided from operations and by active and on-going borrowing programs.


TECHNOLOGY INFRASTRUCTURE WITH REFERRAL PARTNERS

         CRD has acquired and developed significant front and back-end technology to expedite the rental process for customers and referral partners. Insurance adjusters are constantly on the phone and need a referral solution that is efficient and trustworthy. CRD implements a customized reservation web site for each insurance company that can be on at the adjuster's desktop at all times and will make the process more efficient. CRD also plans to add billing and payment capabilities that would streamline the paper trail from the customer to the insurance company, service center and CRD.


INSURANCE

         CRD is, where permitted by applicable local law, self-insured against liability resulting from accidents under certificates of self-insurance for financial responsibility in all states where its vehicles are registered. CRD also self-insures general public liability and property damage for all its rental operations.

         Ordinarily, collision damage costs and the costs of stolen or unaccounted for vehicles are carried on a self-insured basis, with such costs being charged to expense as incurred. CRD generally requires its customers to provide their own liability insurance on rented cars with CRD held harmless under various agreements.

         Other types of insurance usually carried by business organizations, such as worker's compensation, property (including boiler and machinery and business interruption), commercial crime and fidelity, performance bonds and directors' and officers' liability insurance, are purchased from various insurance companies in amounts deemed adequate by the Company for the respective hazards.

         CRD also maintains a $3 million professional liability insurance policy.

COMPETITION

         The markets in which CRD operates are highly competitive. In any given location, CRD may encounter competition from national, regional and local companies. The Company's principal competitors in the car rental business market are The Hertz Corporation, Avis Rent A Car Systems, Inc., National Car Rental System, Inc. ("National"), Alamo Rent-a-Car Inc. ("Alamo"), Budget Group, Inc., and Enterprise Rent-A-Car. National and Alamo are owned by ANC Rental Corporation.

         We believe that price is one of the primary competitive factors in the car rental market. Competitors of CRD, many of which have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that CRD matches downward competitor pricing, it could have an adverse impact on our results of operations. To the extent that CRD is not willing to match competitor pricing, it could also have an adverse impact on our results of operations as CRD may lose market share.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

         CRD is subject to numerous types of governmental controls, including those relating to price regulation and advertising, currency controls, labor matters, charge card operations and environmental protection.

         CRD's operations, as well as those of its competitors, could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. In the event of a severe disruption of fuel supplies, the operations of all vehicle and industrial and construction equipment renting and leasing companies could be adversely affected. Historically, there has been no material disruption of operations resulting from lack of fuel availability.

         The environmental legal and regulatory requirements applicable to CRD's operations pertain to the operation and maintenance of automobiles. The use of automobiles and other vehicles is subject to various governmental requirements designed to limit environmental damage, including those caused by emissions and noise. Generally, these requirements are met by the manufacturer, except in the case of occasional equipment failure requiring repair by the Company.

EMPLOYEES

         On December 31, 2001, the Company had 118 employees.

ITEM 2. PROPERTIES

         CRD maintains rental facilities for its operations in Gilbert, Phoenix, Scottsdale and Tempe, Arizona; Alhambra, Bellflower, Glendale, Glendora, Los Angeles, Manhattan Beach, Rowland Heights, Torrence, Tustin, Moreno Valley, Miramar, Mission Valley and National City, California; and Las Vegas, Nevada. These rental facilities range from approximately 100 square feet to 1,700 square feet of office space per location and are leased by CRD for varying terms which expire through 2007. The Company and CRD lease a 9,000 square foot facility at 5805 Sepulveda Blvd., Suite 502, Van Nuys, California 91411 which house their respective executive offices.

ITEM 3. LEGAL PROCEEDINGS

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock is quoted on the OTC Bulletin Board under the symbol "MAII.OB." The high and low closing sales prices (which are over-the-counter market quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions) for the period January 1, 1999 to December 31, 2001 are as follows:

                                                 HIGH     LOW
                                                ------   ------
Fiscal year ended December 31, 1999
   First Quarter ............................   $ 3.75   $ 1.81
   Second Quarter ...........................     3.13     1.75
   Third Quarter ............................     2.13     1.66
   Fourth Quarter ...........................     2.28     1.09

                                                 HIGH     LOW
                                                ------   ------
Fiscal year ended December 31, 2000
   First Quarter ............................   $ 5.25   $ 2.25
   Second Quarter ...........................     4.75     3.00
   Third Quarter ............................     5.00     3.94
   Fourth Quarter ...........................     4.75     4.00

                                                 HIGH     LOW
                                                ------   ------
Fiscal year ended December 31, 2001
   First Quarter ............................   $ 4.25   $ 3.19
   Second Quarter ...........................     3.72     2.60
   Third Quarter ............................     4.19     1.00
   Fourth Quarter ...........................     3.00     0.85

         As of March 26, 2002, 3,808,279 shares of common stock were outstanding and held by approximately 74 holders of record, and the closing price of the Company's common stock as quoted on the OTC Bulletin Board was $1.95 per share.

         The Company has never paid any cash dividends on its common stock. The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of the Company's business. Consequently, the Company does not anticipate that cash dividends will be paid on the Company's common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the Company for the periods and at the dates indicated. The Company's statement of operations data for each of the years in the five-year period ended December 31, 2001 and its balance sheet data as of December 31, 2001, 2000, 1999, 1998, and 1997 are derived from the Company's audited financial statements. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------------------
                                                                          2001       2000       1999       1998       1997
                                                                        --------   --------   --------   --------   --------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF  OPERATIONS DATA:
Net Revenues .........................................................  $  3,490         --         --         --         --
Cost of revenues .....................................................     2,579         --         --         --         --
                                                                        --------   --------   --------   --------   --------
Gross profit .........................................................       911         --         --         --         --
Operating expenses:                                                                      --         --         --         --
  Salaries and benefits ..............................................     1,784         --         --         --         --
  Selling, general and administrative ................................     1,610         --         --         --         --
  Facilities .........................................................       238         --         --         --         --
                                                                        --------   --------   --------   --------   --------
Total operating expenses .............................................     3,632         --         --         --         --
                                                                        --------   --------   --------   --------   --------
       Operating income (loss) .......................................    (2,721)        --         --         --         --
Other income (expense):
   Interest income and other, net ....................................       946         --         --         --         --
   Interest expense ..................................................         0         --         --         --         --
                                                                        --------   --------   --------   --------   --------
       Total other income (expense) ..................................       946         --         --         --         --
                                                                        --------   --------   --------   --------   --------
       Income (loss) from continuing operations before income
       taxes and discontinued  operations ............................    (1,775)        --         --         --         --
Provision for income taxes ...........................................         0         --         --         --         --
                                                                        --------   --------   --------   --------   --------
Loss from continuing operations before discontinued operations .......    (1,775)        --         --         --         --
                                                                        --------   --------   --------   --------   --------
Loss from operations of discontinued subsidiary, net
of provision for income taxes of $0, $18,827, $0, $0,
and $848 .............................................................         0        (91)      (205)      (774)    (2,897)
                                                                        --------   --------   --------   --------   --------
Income (loss) on disposal of subsidiary, net of
provision for income taxes of $0, $1,062,611, $0, $0,
and $0 ...............................................................      (133)     3,638          0          0          0
                                                                        --------   --------   --------   --------   --------
Net income (loss) ....................................................    (1,908)  $  3,547   $   (205)  $   (774)  $ (2,897)
                                                                        ========   ========   ========   ========   ========
Basic income (loss) per share:
   Income (loss) from continuing operations ..........................  $   (.29)        --         --         --         --
   Income (loss) from discontinued operations ........................  $   (.02)  $    .58   $   (.03)  $   (.12)  $   (.48)
                                                                        --------   --------   --------   --------   --------
   Net income (loss) .................................................  $   (.31)  $    .58   $   (.03)  $   (.12)  $   (.48)
                                                                        ========   ========   ========   ========   ========
Diluted income (loss) per share:
   Income (loss) from continuing operations ..........................  $   (.29)        --         --         --         --
   Income (loss) from discontinued operations ........................  $   (.02)  $    .56   $   (.03)  $   (.12)  $   (.48)
                                                                        --------   --------   --------   --------   --------
   Net income (loss) .................................................  $   (.31)  $    .56   $   (.03)  $   (.12)  $   (.48)
                                                                        ========   ========   ========   ========   ========
Weighted average common shares outstanding (basic) ...................     6,222      6,114      6,131      6,214      6,061
Weighted average common shares outstanding (diluted) .................     6,222      6,350      6,131      6,214      6,061
Dividends declared on convertible preferred stock ....................  $      0   $      0   $      0   $      0   $      0

                                                                YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------
                                                  2001        2000       1999        1998        1997
                                                --------    --------   --------    --------    --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ...................   $  5,577    $ 15,667   $ 13,394    $ 14,378    $ 14,903
Working capital .............................      6,379      25,902     15,927      16,434      17,575
Total assets ................................     19,195      30,252     23,946      24,521      26,505
Total debt and capital lease obligations ....      9,470           0         89         240         489
Retained earnings (accumulated deficit) .....     (1,843)         64     (3,483)     (3,278)     (2,504)
Total shareholders' equity ..................     18,687      25,902     22,282      22,554      23,678

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

GENERAL

         As discussed in the notes to the consolidated financial statements and in "Item 1 -- General," effective December 31, 2000, substantially all of the assets constituting the medical business of the Company were sold to, and certain liabilities were assumed by, ICN. From January 1, 2001, to August 15, 2001, the Company did not have an operating business. During this period of time, the Company was exploring and evaluating acquisition opportunities.

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

         CRD is a rental car company that specializes in renting cars to customers whose personal or corporate vehicle is out of service for an extended period of time. CRD currently has 19 daily rental locations, four satellite locations, and one wholesale used car facility in California, Arizona and Nevada, and has a fleet of approximately 1,500 cars. The Company intends to continue the operations of CRD as a wholly-owned subsidiary.

         The Company intends to continue its growth strategy of maximize shareholder value by seeking attractive operating companies for acquisition. The Company intends to evaluate companies that would benefit from an injection of capital for growth and access to the public capital markets.

         As discussed in the notes to the consolidated financial statements, effective December 31, 2000, the Company consummated the Asset Sale with ICN and on August 16, 2001, the Company acquired Car Rental Direct.com, Inc. Therefore, the results of operations for the year ended December 31, 2001 are not comparable to those for the year ended December 31, 2000.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data expressed as a percentage of net revenues for the periods indicated:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                   ----------------------------
                                                                                    2001       2000       1999
                                                                                   ------     ------     ------
Net revenues ...................................................................    100.0%       100%       100%
Cost of revenues ...............................................................     73.9         --         --
Salaries and benefits ..........................................................     51.1         --         --
Selling, general and administrative expense ....................................     46.1         --         --
Facilities .....................................................................      6.8         --         --
Operating income (loss) ........................................................    (77.9)        --         --
Other income (expense) .........................................................     27.1         --         --
Income (loss) before income taxes ..............................................    (50.9)        --         --
Income taxes (benefit) .........................................................     (0.0)        --         --
Income (loss) from operations of discontinued subsidiary .......................     (0.0)      (0.5)      (1.2)
Gain (loss) on disposal of subsidiary (net of taxes $1,062,611) ................     (3.8)      19.2         --
Net income (loss) ..............................................................    (54.6)        --         --

         As discussed in the notes to the consolidated financial statements, effective December 31, 2000, the Company consummated the Asset Sale with ICN and on August 16, 2001, the Company acquired Car Rental Direct.com, Inc. Therefore, the results of operations for the year ended December 31, 2001 are not comparable to those for the year ended December 31, 2000.

YEAR ENDED DECEMBER 31, 2001

         Net Revenues. Net revenues were $3.4 million for the year ended December 31, 2001 and consisted primarily of fees from rentals and the sale of related rental products.

         Cost of Revenues. Cost of revenues was $2.6 million for the year ended December 31, 2001 and consisted primarily of vehicle depreciation, interest on lines of credit, cost of vehicle sales, and costs related to vehicle maintenance.

         Salaries and Benefits Expense. Salaries and benefits expense was $1.8 million for the year ended December 31, 2001.

         Selling, General and Administration. Selling, general and administrative expense was $1.6 million for the year ended December 31, 2001 and consisted primarily of advertising and travel expenses, TRAC flooring expenses, insurance expenses, and expenses associated with the operation of the rental facilities and corporate office.

         Facilities. Facilities expense was $238,000 for the year ended December 31, 2001 and consisted primarily of rent and utilities.

         Provision for Uncollectible Accounts. Provision for uncollectible accounts was $0 for the years ended December 31, 2001.

         Operating Loss. As a result of the items discussed above, operating loss was $1.7 million for the year ended December 31, 2001.

         Interest Income & Other, Net. Interest income and other, was $947,000 for the year ended December 31, 2001 and consisted primarily of interest earned on the proceeds from the Asset Sale with ICN.

         Provision for Income Taxes. For the year ended December 31, 2001 the Company did not record a tax provision.

         Net Income/(Loss). The Company's net loss was $1.9 million for the year ended December 31, 2001.

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

         During fiscal year 2001, the Company re-purchased 2,923,838 shares of its common stock for an aggregate purchase price of $5,192,676. In connection with some of such re-purchases, the Company issued 3-year warrants to purchase up to an aggregate of 745,918 shares of its common stock at a purchase price of $3.00 per share which were valued at $596,734.

         CRD currently has a $10,000,000 flooring line with Ford Motor Credit Corporation ("Ford"), which bears interest at a revolving rate equal to the prime rate from time to time plus [such prime rate minus Ford's A-1/P-1 paper note] (currently this interest rate is 7.75% per annum). As a condition of such flooring line, the Company has pledged to Ford a $2,000,000 certificate of deposit. This flooring line is for the purchase of Ford vehicles for CRD's fleet. As of March 25, 2002, CRD has drawn-down approximately $3,600,000 under this flooring line. CRD also has the following loans outstanding for the purchase of vehicles:

         o Westlake Financial Services - $3,000,000 loan; interest rate equal to the prime rate plus 2%; $1,679,281 principal currently outstanding.

         o Capital Auto Rental Services - $3,900,000 loan; interest rate equal to the prime rate plus 1.5%; $1,347,670 principal currently outstanding.

         o Mimick Motor Company - $2,000,000 loan; interest rate of 12.9% per annum; $1,464,919 principal currently outstanding.

         o Sovereign Vehicle Funding - $601,756 loan; interest rate of 14% per annum; $531,938 principal currently outstanding.

         o All Points Capital Corp. - $374,868 loan; interest rate of 14% per annum; $342,784 principal currently outstanding.

         CRD's flooring line and the above credit facilities are secured by titles of vehicles purchased with funds from such facilities.

         Net cash provided by operating activities was $9,571,000 (which includes 12,364,000 related to discontinued operations), $4,884,000 and $1,535,000 for the years ended December 31, 2001, 2000 and 1999, respectively, primarily from cash generated from the Asset Sale with ICN and generated EBITDA (earnings before interest, taxes, depreciation and amortization). Net cash used in investing activities for the years ended December 31, 2001, 2000 and 1999, was $12,336,000, $2,594,000 and $2,231,000, respectively, primarily for the purchase of CRD in 2001, and for the purchase of medical equipment and vehicles in 2000 and 1999. Net cash used in financing activities was $7,325,000, $16,000 and $288,000 for the years ended December 31, 2001, 2000 and, 1999, respectively, primarily for purchase of treasury shares and payments on line of credit in 2001, and for the repayment of capital lease obligations in 2000 and 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is listed under Item 14(a) and begins at page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 13, 2002, the Board of Directors of the Company authorized and approved the dismissal of PricewaterhouseCoopers LLP as the Company's independent accountant. On March 7, 2002, the Company notified
PricewaterhouseCoopers LLP of the dismissal.

         The reports of PricewaterhouseCoopers LLP on the financial statements the two fiscal years ended December 31, 2000 and 1999 contained no adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles.

         In connection with its audits for the years ended December 31, 2000 and 1999 and through March 7, 2002 there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements that, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused then to make reference in their report on the financial statements for such years.

         The Company requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether or not it agrees with the above statements. A copy of such letter, dated March 7, 2002 was filed as Exhibit 16 to the Company's filing with the SEC on Form 8-K/A.

         The Company engaged Singer Lewak Greenbaum & Goldstein LLP as its new independent accountants as of March 7, 2002. During the two most recent fiscal years and through March 7, 2002, the Company has not consulted with Singer Lewak Greenbaum & Goldstein LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company or oral advice was provided that Singer Lewak Greenbaum & Goldstein LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(l)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(l)(v) of Regulation S-K.

         Singer Lewak Greenbaum & Goldstein LLP were the independent accountants for CRD prior to the Company's acquisition of CRD. Singer Lewak Greenbaum & Goldstein LLP conducted the audit and provided the Report of Independent Certified Public Accountants that was included in the Company's amended Current Reports (Form 8-K/A) that were filed by the Company with the SEC on October 26, 2001 and October 29, 2001.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF COMPANY

         The following table sets forth certain information with respect to the executive officers and directors of the Company as of March 15, 2002.

                                                                                                YEAR CURRENT
NAME                                     AGE                      POSITION                      TERM EXPIRES
----                                     ---                      --------                      ------------
Christie S. Tyler...................      44    Chairman of the Board and Chief Executive           2002
                                                Officer
Thomas A. Montgomery................      44    Acting Chief Financial Officer and Director         2002
Richard F. Dahlson..................      43    Director                                            2003

         CHRISTIE S. TYLER has been Chairman of the Board and Chief Executive Officer of the Company since January 11, 2001. From June 2000 through January 2001, Mr. Tyler was engaged in private investments. From March 1997 until May 2000, Mr. Tyler served as the Chief Executive Officer and Managing Director of Solution 6 Holdings, Ltd. ("Solution 6"), an Australian Stock Exchange listed company, which provides business solutions to the professional services industry worldwide. From December 1995 until March 1997, Mr. Tyler served as the General Manager of the New Media Group, an affiliate of Telecom New Zealand, a provider of internet and intranet solutions.

         THOMAS A. MONTGOMERY is a co-founder of the Company and has served as a director of the Company since 1989. Mr. Montgomery was elected Acting Chief Financial Officer of the Company on February 9, 2001. Since April 2001, Mr. Montgomery has also served as Vice President of BFC Capital, Inc., a Texas Corporation. From October 2000 until March 2001, Mr. Montgomery was engaged in professional investments. Mr. Montgomery served as Chief Financial Officer of Solution 6 from 1999 until October 2000. From 1990 until 2000, Mr. Montgomery was a partner of Montgomery, Baggett, and Drews, L.L.P., an accounting firm. Mr. Montgomery received a Bachelor of Business Administration degree from Texas Tech University and a Master of Science degree from Texas Tech University.

         RICHARD F. DAHLSON has been a director of the Company since October 2000 and has served as outside legal counsel to the Company since 1992. Mr. Dahlson is a partner of Jackson Walker L.L.P., a law firm headquartered in Dallas, Texas. Mr. Dahlson has been with Jackson Walker L.L.P. since 1984. Mr. Dahlson received his B.S.B.A. from the University of Minnesota and his J.D. degree from the University of Wisconsin. Mr. Dahlson serves as a director of Wireless WebConnect!, Inc., an internet real estate auction company, and American Homestar Corporation, a manufactured housing company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCES

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it with respect to fiscal year 2001, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its officers, directors and persons who own more than 10% of a registered class of the Company's equity securities have been complied with other than the following: Paul Herchman, the Company's former Chief Executive Officer and former director, was late in reporting one transaction and Dr. David Kallenberger, another of the Company's former directors, was late in reporting one transaction.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         The business of the Company is managed under the direction of the Board of Directors (the "Board"). The Board meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring approval of the Board. It also holds special meetings when an important matter requires action by the Board between scheduled meetings. In 2001, the Board met thirteen times. During 2001, each member of the Board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a director.

         The Board has currently has no standing committees.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the Company's only other executive officer earning at least $100,000, (the "Named Executive Officers"), based on salary and bonus earned during 2001, 2000, and 1999.

                                                                                                    LONG-TERM
                                                                                               COMPENSATION AWARDS
                                                            ANNUAL COMPENSATION            ---------------------------
                                                    ------------------------------------   SECURITIES
         NAME AND                           FISCAL                          OTHER ANNUAL   UNDERLYING      ALL OTHER
         PRINCIPAL POSITION                  YEAR    SALARY     BONUS       COMPENSATION     OPTIONS      COMPENSATION
         ------------------                 ------  --------   --------     ------------   ----------     ------------
         Christie S. Tyler..............     2001   $324,487   $155,807        $ 0            $0             $0
            Chairman of the Board and
            Chief Executive Officer

                              OPTION GRANTS IN 2001

         On January 12, 2001, the Company issued to Mr. Tyler two non-qualified stock option agreements. The first of such option agreements is for 166,667 shares of the Company's common stock, vesting 33,333 shares every three months, commencing on April 12, 2001, and at a purchase price of $4.03 per share (the "Initial Option Agreement"). The second of such option agreements is for 233,333 shares of the Company's common stock, vesting 33,333 shares every three months, commencing on July 12, 2002, and at a purchase price of $4.03 per share (the "Second Option Agreement"); provided however, that the second option agreement was subject to approval by the shareholders of the Company of an amendment to the Company's 1994 Amended and Restated Long-Term Incentive Plan (the "Incentive Plan") to increase the shares of the Company's common stock subject to the Incentive Plan to at least 2,000,000 shares from the current 1,624,290 shares. The second option agreement was terminated as of March 26, 2002. The Initial Option Agreement expires on the fifth anniversary of the date of grant, or earlier upon Mr. Tyler's termination of employment with the Company, as provided in the Incentive Plan.

                  AGGREGATE OPTION VALUES AT DECEMBER 31, 2001

                                             NUMBER OF SECURITIES                   VALUE OF UNEXERCISED
                                            UNDERLYING UNEXERCISED                  IN-THE-MONEY OPTIONS
                                         OPTIONS AT DECEMBER 31, 2001              AT DECEMBER 31, 2001(1)
                                         -----------------------------          ------------------------------
          NAME                           EXERCISABLE     UNEXERCISABLE          EXERCISABLE      UNEXERCISABLE
          ----                           -----------     -------------          -----------      -------------
          Christie S. Tyler                 99,999          300,001(2)              $ 0               $ 0

----------

(1) These values assume a valuation of $2.20 per share at December 31, 2001. Value is calculated based on (a) the difference between the option price and $2.20, multiplied by (b) the number of shares of Common Stock underlying the options.

(2) Options to purchase 233,333 shares of the Company's common stock, were terminated as of March 26, 2002.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

         The Company entered into an Employment Agreement with Mr. Tyler, dated as of January 12, 2001 (the "Tyler Agreement"), pursuant to which Mr. Tyler agreed to serve as Chief Executive Officer of the Company for three years. The Tyler Agreement provides for an annual salary of $300,000, subject to increase to $400,000 at the time that the Company completes the acquisition of an operating company or consummates public or private offerings aggregating at least $15 million, and bonuses at the discretion of the Board of Directors of the Company. Pursuant to the Tyler Agreement, the Company issued to Mr. Tyler the Initial Option Agreement and the Second Option Agreement.

         The Tyler Agreement also requires Mr. Tyler to maintain the confidentiality of the Company's proprietary information during his employment and for a period of five years thereafter, and prohibits Mr. Tyler from competing with the Company during his employment and for a period of one year thereafter. The Tyler Agreement may be terminated for various reasons by either party. Upon a termination due to expiration of the term of the Tyler Agreement, death of Mr. Tyler, disability of Mr. Tyler, "Just Cause" (as defined therein, which includes non-payment of the Tyler Note (as defined below)) by the Company or by Mr. Tyler without "Good Reason" (as defined therein), Mr. Tyler will only be entitled to receive the compensation earned by him prior to the date of termination. Upon a termination by the Company without "Just Cause" or by Mr. Tyler for "Good Reason," Mr. Tyler will be entitled to receive a severance payment equal to his then current monthly salary multiplied by the number of months remaining in the term.

         In connection with the Tyler Agreement, the Company and Mr. Tyler entered into a Stock Purchase Agreement, dated as of February 1, 2001 (the "Tyler Purchase Agreement"), pursuant to which Mr. Tyler purchased 680,000 shares of the Company's common stock, at a purchase price of $4.03 per share, or $2,740,400 in the aggregate; $1,360 of which is payable in cash and the remaining $2,739,040 of which is payable in the form of a promissory note made payable to the Company (the "Tyler Note"). The Tyler Purchase Agreement allows Mr. Tyler to sell shares of the Company's common stock back to the Company on or prior to April 12, 2001, at a price of $4.03 per share, if Mr. Tyler purchases shares of the Company's common stock from other shareholders of the Company on or prior to such date. The Tyler Note has an interest rate of 6.33% per annum, and the principal of and accrued but unpaid interest on, the Tyler Note was due and payable on April 12, 2001. The shares of the Company's common stock purchased by Mr. Tyler under the Tyler Purchase Agreement were pledged to the Company as security for payment of the Tyler Note, pursuant to a Pledge and Security Agreement, dated as of February 1, 2001, by and between the Company and Mr. Tyler.

         Effective March 26, 2002, the business relationship between the Company and Mr. Tyler was restructured pursuant to a Business Relationship Restructuring Agreement (the "Restructuring Agreement"). Pursuant to the Restructuring Agreement, among other things: (i) the term of the Tyler Agreement was extended until January 1, 2005, and the severance thereunder in the event of a termination of the Tyler Agreement by the Company without "Just Cause" or by Mr. Tyler for "Good Reason" was amended to be Mr. Tyler's then current monthly salary multiplied by the lesser of: (1) the number of months remaining in the term of the Tyler Agreement; or (2) twelve; (ii) the Second Option Agreement was canceled; (iii) $800,001 of the Tyler Note will be deemed to be repaid by the delivery of 2,012,582 ordinary shares of Solution 6 (the "Solution 6 Shares") to the Company by Mr. Tyler; on or prior to May 15, 2002 (iv) $554,931 of the Tyler Note was deemed to be reduced as a result of Mr. Tyler's purchase of 137,700 shares of the Company's common stock from other shareholders of the Company; (v) the remaining principal of and interest on the Tyler Note was canceled; and (vi) 413,333 shares of the Company's common stock issued to Mr. Tyler pursuant to the Tyler Purchase Agreement were canceled.

           REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         In order to succeed, the Company believes that it must be able to attract and retain qualified executives. The Board has the responsibility for determining executive compensation. Only the Company's Chief Executive Officer currently is a party to an employment agreement with the Company, which provides for a base compensation level, as well as annual incentives based on the Company's performance. The Board intends that future determination of executive compensation will continue to take into account input from the Company's senior management and, among other things, one or more of the following goals:

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

         To achieve these goals, the Company's executive compensation policies will continue to integrate annual base compensation with bonuses based upon a variety of factors that may include the Company's operating performance and individual initiatives and performance. In measuring the Company's operating performance, the Board may consider, among other things, the Company's attainment of gross margin, operating profit and growth targets, limits on corporate general and administrative expenses, net income and earnings per share targets, and debt to capital ratio levels. The Board has not applied a formula assigning specific weights to any such factors. Compensation through stock options is designed to attract and retain qualified executives and to ensure that such executives have a continuing stake in the long-term success of the Company. When granting stock options, the Board may consider, among other things, a number of criteria and factors including the recipient's level of cash compensation, years of service with the Company, position with the Company and the number of unexercised options held by the recipient. In order to continue to provide management the long-term incentives afforded by stock options, during 2001, the Board approved the grant of options to the Company's Chief Executive Officer and certain outside directors.

                       COMPENSATION OF EXECUTIVE OFFICERS

         Compensation of the Company's executive officers is generally comprised of base salary, annual cash bonuses, and long-term incentive compensation in the form of stock options. In determining salaries for the executive officers in 2001, the Board took into account individual experience and performance of its executive officers. In determining stock option grants for the executive officers, the Board evaluated a number of criteria, including the recipient's level of cash compensation, years of service with the Company, position with the Company and the number of unexercised options held by the recipient. Messrs. Tyler and Montgomery participated in meetings of the Board in which compensation of executive officers was discussed, however, each recused himself during discussions regarding his own compensation.

                                                 BOARD OF DIRECTORS:
                                                 Christie S. Tyler
                                                 Thomas A. Montgomery
                                                 Richard F. Dahlson

                             STOCK PERFORMANCE CHART

         The following chart compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock from October 11, 1996, through December 31, 2001, with the cumulative total return on the Nasdaq Stock Market and the S&P Small Cap 600. The Company does not believe it is feasible or meaningful to provide a comparison against a group of peer companies, as the Company's business has completely changed since 1996. The comparison assumes $100 was invested immediately prior to such period in Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. Dates on the following chart represent the last day of the indicated fiscal year. The Company paid no dividends during such period.

                                  [LINE GRAPH]

                       10/11/96   12/31/96   12/31/97   12/31/98   12/31/99   12/31/00   12/31/01
                       --------   --------   --------   --------   --------   --------   --------
MAII HOLDINGS, INC       100.00     104.55      36.36      18.18      18.73      38.60      19.98

S&P SMALL CAP 600        100.00     104.74     130.42     127.40     142.40     158.10     167.16

NASDAQ STOCK MARKET      100.00     104.37     126.95     177.26     328.97     199.72     157.67


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to beneficial ownership of Common Stock as of March 26, 2002, by (i) each director of the Company, (ii) the chief executive officer and each of the Company's other most highly compensated executive officers whose total annual compensation for 2001 based on salary and bonus earned during 2001 exceeded $100,000 (the "Named Executive Officers"), (iii) all of the Company directors and executive officers as a group, and (iv) all persons known to the Company to be the beneficial owner of 5% or more of the Common Stock. This table does not include shares of Common Stock that may be purchased pursuant to options not exercisable within 60 days of March 26, 2002. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

                                                                NUMBER OF SHARES     PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER AND DIRECTOR                          BENEFICIALLY OWNED    BENEFICIALLY OWNED(1)
-------------------------------------                          ------------------    ---------------------
NAMED EXECUTIVE OFFICERS AND DIRECTORS
Christie S. Tyler(2) .......................................              642,221                    16.2%
Thomas A. Montgomery(3) ....................................              237,625                     6.2%
Richard F. Dahlson(4) ......................................               30,979                       *
All named executive officers and directors as a group
(3 persons)(5) .............................................              910,825                    22.7%

OTHER  5% SHAREHOLDERS
Paul Herchman(6) ...........................................              201,000                     5.1%
Jim Silcock(7) .............................................              508,095                    11.8%
Sunwestern Cayman 1988 Partners(8) .........................              259,790                     6.4%
Sunwestern Investment Fund III(9) ..........................              239,806                     5.9%
Patrick Rivelli(10) ........................................              508,095                    11.8%
Dimensional Fund Advisors, Inc.(11) ........................              383,600                    10.1%
Robert Bennett(12) .........................................              248,322                     6.1%

----------

* Less than 1%.

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

(2) Includes 166,667 shares underlying currently exercisable options to purchase Common Stock. The business address of Mr. Tyler is 5805 Sepulveda Blvd, Suite 502, Van Nuys, California 91411.

(3) Includes 8,499 shares underlying currently exercisable options to purchase Common Stock, 7,805 shares of Common Stock held by Mr. Montgomery's spouse's profit sharing plan and 53,610 shares of Common Stock held by Montgomery, Jessup and Company L.L.P.'s ("MJC") profit sharing plan, of which Mr. Montgomery participates. Mr. Montgomery may be deemed to be the indirect owner of the shares beneficially owned by the profit sharing plan by virtue of his authority to make investment decisions regarding the voting and disposition of such shares. The business address of Mr. Montgomery is 6000 Legacy Drive, 4-E, Plano, Texas 75024.

(4) Includes 2,100 shares beneficially owned by Mr. Dahlson's spouse, 7,805 shares beneficially owned by Mr. Dahlson's spouse's IRA plan, and 4,074 shares underlying currently exercisable options to purchase Common Stock. Mr. Dahlson disclaims beneficial ownership of the shares owned by his spouse and his spouse's IRA plan. The business address of Mr. Dahlson is 2435 N. Central Expressway, Suite 600, Richardson, Texas 75080.

(5)  Includes the shares referenced in footnotes (2) - (4).

(6) Includes 101,000 shares underlying currently exercisable options to purchase Common Stock.

(7) Consists of 8,499 shares underlying currently exercisable options to purchase Common Stock beneficially owned by Mapleleaf Capital, Ltd., warrants to purchase 259,790 shares beneficially owned by Sunwestern Cayman 1988 Partners, and warrants to purchase 239,806 shares beneficially owned by Sunwestern Investment Fund III, all of which are affiliates of Mr. Silcock. Mr. Silcock may be deemed to be the indirect beneficial owner of shares beneficially owned by such entities by virtue of his authority to make investment decisions regarding the voting and disposition of such shares. Mr. Silcock disclaims beneficial ownership of the shares owned by Mapleleaf Capital, Ltd., Sunwestern Cayman 1988 Partners and Sunwestern Investment Fund III. Mr. Silcock's business address is 12221 Merit Drive, Suite 935, Dallas, Texas 75251.

(8) Consists of warrants to purchase 259,790 shares of Common Stock. The business address of Sunwestern Cayman 1988 Partners is 12221 Merit Drive, Suite 935, Dallas, Texas 75251.

(9) Consists of warrants to purchase 239,806 shares of Common Stock. The business address of Sunwestern Investment Fund III is 12221 Merit Drive, Suite 935, Dallas, Texas 75251.

(10) Consists of 8,499 shares underlying currently exercisable options to purchase Common Stock beneficially owned by Mapleleaf Capital, Ltd., warrants to purchase 259,790 shares beneficially owned by Sunwestern Cayman 1988 Partners, and warrants to purchase 239,806 shares beneficially owned by Sunwestern Investment Fund III, all of which are affiliates of Mr. Rivelli. Mr. Rivelli may be deemed to be the indirect beneficial owner of shares beneficially owned by such entities by virtue of his authority to make investment decisions regarding the voting and disposition of such shares. Mr. Rivelli disclaims beneficial ownership of the shares owned by Mapleleaf Capital, Ltd., Sunwestern Cayman 1988 Partners and Sunwestern Investment Fund III. The business address for Mr. Rivelli is 12221 Merit Drive, Suite 935, Dallas, Texas 75251.

(11) Dimensional Fund Advisors, Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies trusts and accounts are the "Funds." In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of the Issuer described in this schedule that are owned the Funds. All securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The business address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(12) Consists of warrants to purchase 236,250 shares of Common Stock and 12,072 shares of Common Stock held by Satana Corporation. Mr. Bennett may be deemed to be the indirect beneficial owner of shares beneficially owned by Santana Corporation by virtue of his authority to make investment decisions regarding the voting and disposition of such shares. Mr. Bennett disclaims beneficial ownership of the shares owned by Santana Corporation. The business address of Satana Corporation and Mr. Bennett is National Plaza 2, Suite 102, Amarillo, Texas 79101.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Dahlson, a director for the Company, is a partner with Jackson Walker L.L.P., a law firm that serves as outside legal counsel for the Company. The Company paid Jackson Walker L.L.P. $377,327 in legal fees during

2001. Mr. Montgomery, a Director for the Company, also serves as the acting Chief Financial Officer as a part-time employee, and is paid by the Company on an hourly basis, at the rate of $150.00 per hour. The Company paid Mr. Montgomery $95,700 in fees during 2001 for his services. The Company has entered into the Tyler Agreement, the Tyler Purchase Agreement, the Tyler Note and the Restructuring Agreement with Mr. Tyler (each of which agreements are described in Item 11 above).

         Paul Herchman and Gary Hill, the Company's former Chief Executive Officer and Chief Operations Officer, respectively, resigned their executive office positions with the Company effective January 1, 2001 as part of the sale of substantially all of the assets constituting the Company's medical business to ICN pursuant to the Asset Purchase Agreement. In connection with their resignation as officers, each received $150,000 as severance. Messrs. Herchman and Hill were also directors of the Company, and both resigned on August 27, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

         (1) Financial Statements:

                                                                            PAGE
                                                                            ----
Reports of Independent Accountants....................................       F-2 - F-3
Consolidated Balance Sheets as of December 31,  2000 and 2001.........       F-4
Consolidated Statements of Operations for the years
   ended December 31,  2001, 2000, and 1999...........................       F-5 - F-6
Consolidated Statements of Stockholders' Equity for the years
   ended December 31,  2001, 2000, and, 1999 .........................       F-7
Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2000, and 1999 .................................       F-8 - F-9
Notes to Consolidated Financial Statements............................      F-10 - F-29

         (2) Financial Statement Schedule:

Reports of Independent Accountants on Financial Statement Schedules...      F-30 - F-31
Schedule II -- Valuation and Qualifying Accounts......................      F-32

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

                  The Company filed a Form 8-K on August 27, 2001 in connection with the acquisition of Car Rental Direct.com, Inc. This Form 8-K was amended by the Form 8-K/A filed on October 26, 2001 and by the Form 8-K/A filed on October 29, 2001.

                  The Company filed a Form 8-K on October 12, 2001 in connection with a letter to its shareholders.

(c) Exhibits:

         EXHIBIT NUMBER                       EXHIBIT DESCRIPTION

               3.1         --    Amended and Restated Articles of Incorporation
                                 of the Company.(1)

               3.2         --    Amended and Restated Bylaws of the Company,
                                 dated May 27, 1999.(3)

               3.3         --    Certificate of Amendment of Articles of
                                 Incorporation of the Company.(3)

               4.1         --    Specimen of Company Common Stock
                                 Certificate.(1)

              10.1         --    Medical Alliance, Inc. 1994 Amended and
                                 Restated Long-Term Incentive Plan.(2)(4)



Form 10-K FINAL

              10.2         --    Change of Control Agreement between the Company
                                 and Paul Herchman.(7)

              10.3         --    Change of Control Agreement between the Company
                                 and Gary Hill.(7)

              10.4         --    Paul Herchman Severance Agreement.(5)

              10.5         --    Asset Purchase Agreement dated as of September
                                 15, 2000 by and between the Company and ICN
                                 Pharmaceuticals California, Inc.(6)

              10.6         --    Employment Agreement between the Company and
                                 Christie S. Tyler.(3)

              10.7         --    Stock Purchase Agreement between the Company
                                 and Christie S. Tyler.(3)

              10.8         --    Promissory Note Issued to the Company by
                                 Christie S. Tyler.(3)

              10.9         --    Pledge and Security Agreement between the
                                 Company and Christie S. Tyler.(3)

              10.10        --    Agreement and Plan of Merger, dated as of
                                 August 16, 2001 among GenesisIntermedia, Inc.,
                                 Car Rental Direct.com, Inc., MAII Holdings,
                                 Inc., and MAII Acquisition, Inc.(8)

              10.11        --    Business Relationship Restructuring Agreement
                                 between the Company and Christie S. Tyler(9)

              21.1         --    Subsidiaries of the Company.(9)

              23.1         --    Consent of PricewaterhouseCoopers LLP.(9)

              23.2         --    Consent of Singer Lewak Greenbaum & Goldstein
                                 LLP.(9)


----------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on form S-8 (No. 333-18545) and incorporated herein by reference.

(3) Previously filed as an exhibit to this Company's Form 10-K dated December 31, 2000.

(4) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.

(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(6) Previously filed as Appendix A to the Company's Proxy Statement, filed November 9, 2000.

(7) Previously filed as an exhibit to the Company's Form 8-K dated October 12, 2000, and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Form 8-K dated August 27, 2001, and incorporated herein by reference

(9) Filed herewith.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------



                                                                                                        Page
INDEPENDENT AUDITORS' REPORTS                                                                         F-2 - F-3

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets                                                                    F-3 - F-4

       Consolidated Statements of Operations                                                          F-5 - F-6

       Consolidated Statements of Shareholders' Equity                                                   F-7

       Consolidated Statements of Cash Flows                                                          F-8 - F-9

       Notes to Consolidated Financial Statements                                                    F-10 - F-29

SUPPLEMENTAL INFORMATION

     Independent Auditors' Reports on Financial Statement Schedules                                  F-30 - F-31

     Valuation and Qualifying Accounts - Schedule II                                                    F-32

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
MAII Holdings, Inc.


We have audited the accompanying consolidated balance sheet of MAII Holdings, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAII Holdings, Inc. and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 3, 2002

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                                                    DECEMBER 31,

--------------------------------------------------------------------------------


                                     ASSETS

                                                              2001           2000
                                                          ------------   ------------
CURRENT ASSETS
     Cash and cash equivalents                            $  5,577,772   $ 15,667,270
     Accounts receivable, net of allowance for doubtful
         accounts of $373,609 and $0                           693,960             --
     Other receivables                                       1,106,113             --
     Revenue generating equipment                           11,428,698             --
     Due from officer                                          300,000             --
     Prepaid expenses and other current assets                  89,386             --
     Net assets from discontinued operations                        --     11,278,341
                                                          ------------   ------------

              Total current assets                          19,195,929     26,945,611

PROPERTY AND EQUIPMENT, net                                    507,053             --
GOODWILL                                                    11,535,155             --
DEPOSITS                                                       319,671             --
                                                          ------------   ------------

                  TOTAL ASSETS                            $ 31,557,808   $ 26,945,611
                                                          ============   ============



   The accompanying notes are an integral part of these financial statements.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                                                    DECEMBER 31,

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    2001            2000
                                                                ------------    ------------
CURRENT LIABILITIES
     Lines of credit                                            $  9,392,866    $         --
     Current portion of capital lease obligations                     23,706              --
     Accounts payable and accrued expenses                         1,744,357              --
     Income tax payable                                              570,510       1,043,784
     Net liabilities from discontinued operations                  1,085,781              --
                                                                ------------    ------------

         Total current liabilities                                12,817,220       1,043,784

CAPITAL LEASE OBLIGATIONS, net of current portion                     53,445              --
                                                                ------------    ------------

              Total liabilities                                   12,870,665       1,043,784
                                                                ------------    ------------

COMMITMENTS

SHAREHOLDERS' EQUITY
     Common stock, $0.002 par value
         30,000,000 shares authorized
         7,136,532 and 6,423,355 shares issued
         6,803,229 and 6,123,229 shares outstanding                   14,238          12,878
     Additional paid-in capital                                   30,109,981      26,774,207
     Retained earnings (accumulated deficit)                      (1,843,641)         63,893
     Stock subscription receivable                                (2,854,879)             --
     Treasury stock, at cost, 3,257,141 and 333,303 shares        (6,738,561)       (949,151)
                                                                ------------    ------------

              Total shareholders' equity                          18,687,138      25,901,827
                                                                ------------    ------------

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 31,557,803    $ 26,945,611
                                                                ============    ============



   The accompanying notes are an integral part of these financial statements.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------


                                                            2001            2000            1999
                                                        ------------    ------------    ------------
REVENUES                                                $  3,490,182    $               $
COST OF REVENUES                                        $  2,579,491              --              --
                                                        ------------    ------------    ------------

GROSS PROFIT                                                 910,691              --              --
SALARIES AND BENEFITS                                      1,118,220              --              --
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES              2,513,713              --              --
                                                        ------------    ------------    ------------

LOSS FROM OPERATIONS                                      (2,721,242)             --              --
OTHER INCOME (EXPENSE)
   Interest income                                           946,807              --              --
                                                        ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
   DISCONTINUED OPERATIONS                                (1,774,435)             --              --
                                                        ------------    ------------    ------------

DISCONTINUED OPERATIONS
   Loss from operations of discontinued subsidiary
     net of provision for income taxes of $0,
     $18,827, and $0                                              --         (91,209)       (204,861)
   Gain (loss) on disposal of subsidiary, net of
     provision for income taxes of $0, $1,062,611,
     and $0                                                 (133,099)      3,637,939              --
                                                        ------------    ------------    ------------

       Net income (loss) from discontinued operations       (133,099)      3,546,730        (204,861)
                                                        ------------    ------------    ------------

NET INCOME (LOSS)                                       $ (1,907,534)   $  3,546,730    $   (204,861)
                                                        ============    ============    ============

BASIC EARNINGS (LOSS) PER SHARE
   From continuing operations                           $      (0.29)   $         --    $         --
   From discontinued operations                                (0.02)           0.58           (0.03)
                                                        ------------    ------------    ------------

     TOTAL BASIC EARNINGS (LOSS) PER SHARE              $      (0.31)   $       0.58    $      (0.03)
                                                        ============    ============    ============

DILUTED EARNINGS (LOSS) PER SHARE
   From continuing operations                           $      (0.29)   $         --    $         --
   From discontinued operations                                (0.02)           0.56           (0.03)
                                                        ------------    ------------    ------------

     TOTAL DILUTED EARNINGS (LOSS) PER SHARE            $      (0.31)   $       0.56    $      (0.03)
                                                        ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------


                                                 2001         2000         1999
                                              ----------   ----------   ----------
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING      6,222,193    6,113,942    6,130,882
                                              ==========   ==========   ==========

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING    6,222,193    6,349,568    6,130,882
                                              ==========   ==========   ==========



   The accompanying notes are an integral part of these financial statements.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                                            Retained
                                         Common Stock        Additional     Earnings
                                     ---------------------    Paid-In     (Accumulated   Subscription     Treasury
                                       Shares      Amount     Capital       Deficit)      Receivable       Stock          Total
                                     ----------   --------  ------------  ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1998            6,117,079   $ 12,753  $ 26,664,309  $ (3,277,976)  $         --   $   (844,754)  $ 22,554,332
OPTIONS EXERCISED                        29,073         59        37,187                                                     37,246
TREASURY STOCK PURCHASES                (56,100)                                                            (104,397)      (104,397)
NET LOSS                                                                      (204,861)                                    (204,861)
                                     ----------   --------  ------------  ------------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 1999            6,090,052     12,812    26,701,496    (3,482,837)            --       (949,151)    22,282,320
OPTIONS EXERCISED                        33,177         66        72,711                                                     72,777
NET INCOME                                                                   3,546,730                                    3,546,730
                                     ----------   --------  ------------  ------------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 2000            6,123,229     12,878    26,774,207        63,893             --       (949,151)    25,901,827
ISSUANCE OF COMMON STOCK                680,000      1,360     2,739,040                   (2,739,040)                        1,360
WARRANTS ISSUED IN CONJUNCTION WITH
     TREASURY STOCK PURCHASES                                    596,734                                                    596,734
INTEREST ON SUBSCRIPTION RECEIVABLE                                                          (115,839)                     (115,839)
TREASURY STOCK PURCHASES                                                                                  (5,789,410)    (5,789,410)
NET LOSS                                                                    (1,907,534)                                  (1,907,534)
                                     ----------   --------  ------------  ------------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 2001            6,803,229   $ 14,238  $ 30,109,981  $ (1,843,641)  $ (2,854,879)  $ (6,738,561)  $ 18,687,138
                                     ==========   ========  ============  ============   ============   ============   ============



   The accompanying notes are an integral part of these financial statements.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------


                                                             2001            2000            1999
                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) from continuing operations                 $ (1,907,534)   $  3,546,730    $   (204,861)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities
       Gain from sale of substantially all assets to,
         and assumption of certain liabilities by, ICN             --      (3,637,939)             --
       Gain on sale of assets                                      --        (153,824)        (29,849)
       Depreciation and amortization                          525,049       2,180,161       2,400,575
       Provision for doubtful accounts                         33,763       1,124,989       1,130,183
       (Increase) decrease in
         Accounts receivable                                 (284,612)     (1,282,878)     (1,498,767)
         Other receivables                                   (889,988)             --              --
         Prepaid expenses and other current assets                768         454,010        (336,658)
         Federal and state income taxes receivable                 --         (15,651)             --
         Deposits                                             (20,618)             --              --
       Increase (decrease) in
         Accounts payable and accrued expenses                223,629       1,626,005         162,683
         Income tax payable                                  (473,274)      1,043,784              --
         Deferred revenue                                          --          (1,691)        (88,593)
                                                         ------------    ------------    ------------

Net cash provided by (used in) continuing operating
   activities                                              (2,792,817)      4,883,696       1,534,713
Net cash provided by discontinued operating
   activities                                              12,364,127              --              --
                                                         ------------    ------------    ------------

Net cash provided by operating activities                   9,571,310       4,883,696       1,534,713
                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                        (143,099)     (2,871,723)     (2,281,917)
   Purchase of CarRentalDirect.com, Inc.                  (11,892,405)             --              --
   Due from officer                                          (300,000)             --              --
   Net proceeds from sale of equipment                             --         277,686          51,223
                                                         ------------    ------------    ------------

Net cash used in investing activities                     (12,335,504)     (2,594,037)     (2,230,694)
                                                         ------------    ------------    ------------



   The accompanying notes are an integral part of these financial statements.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------


                                                   2001            2000            1999
                                               ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on line of credit                  $ (2,002,048)   $         --    $         --
   Proceeds from sale of common stock                 1,360              --              --
   Contributed capital                                   --          72,777          37,246
   Payments on capital lease obligations            (16,101)        (88,812)       (221,003)
   Purchase of treasury shares                   (5,192,676)             --        (104,397)
   Interest on subscription receivable             (115,839)             --              --
                                               ------------    ------------    ------------

Net cash used in financing activities            (7,325,304)        (16,035)       (288,154)
                                               ------------    ------------    ------------

Net increase (decrease) in cash and cash
   equivalents                                  (10,089,498)      2,273,624        (984,135)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR     15,667,270      13,393,646      14,377,781
                                               ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR         $  5,577,772    $ 15,667,270    $ 13,393,646
                                               ============    ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION

     INTEREST PAID                             $     24,068    $         --    $     31,317
                                               ============    ============    ============

     INCOME TAXES PAID                         $         --    $         --    $         --
                                               ============    ============    ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During the year ended December 31, 2001, the Company completed the following:

o    Financed revenue generating equipment through lines of credit for
     $3,478,505

During the year ended December 31, 2000, the Company completed the following:

o Acquired property and equipment valued at $960,378 through capital lease obligations.

During the year ended December 31, 1999, the Company completed the following:

o Acquired property and equipment valued at $69,886 through capital lease obligations.



   The accompanying notes are an integral part of these financial statements.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         MAII Holdings, Inc. ("MAII"), formerly Medical Alliance, Inc. ("Medical Alliance"), was incorporated in Texas in 1989 and is headquartered in Dallas, Texas. Until December 31, 2000, the Company provided office based surgical services which allowed certain minimally invasive operative and diagnostic procedures to be performed in the physician's office. The Company provided its services throughout the United States. In 1993, the Company created two new wholly owned subsidiaries. MAI Safety Compliance Services, Inc. provided assistance to physician offices and other alternate site healthcare facilities to comply with OSHA standards. Physicians Marketing Services, Inc. provided group advertising services to physicians who utilized the Company's office based medical services and sold medical equipment and devices to physicians.

         On August 16, 2001, the Company acquired CarRentalDirect.com, Inc. ("CRD"). CRD was incorporated in the state of Nevada on September 22, 1999. CRD is a rental car company that specializes in renting cars to customers whose personal or corporate vehicle is out of service for an extended period of time. CRD currently has 19 daily rental locations for satellite locations and one wholesale used car facility in California and Arizona and has a fleet of approximately 1,500 cars.


NOTE 2 - TRANSACTIONS

         Sale of Discontinued Operations

         The Company entered into an Asset Purchase Agreement (the "Purchase Agreement") dated September 15, 2000, whereby substantially all of the assets constituting the medical business were sold to ICN Pharmaceuticals California, Inc., a California corporation and wholly owned subsidiary of ICN Pharmaceuticals, Inc. ("ICN"), a Delaware corporation. This transaction closed on December 31, 2000. The purchase price for these assets and liabilities was $14,400,000, which was received on January 2, 2001 by wire transfer. Costs totaling $842,000 were incurred by the Company in connection with the sale.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 2 - TRANSACTIONS (CONTINUED)

         Sale of Discontinued Operations (Continued)

         The following summarizes the assets sold and the liabilities assumed under the Purchase Agreement:

                                       Prior          Sale          Subsequent
                                      to Sale      Transaction       to Sale
                                    ------------   ------------    ------------
Cash                                $ 15,667,270   $         --    $ 15,667,270
Accounts receivable                    2,238,032     (2,238,032)             --
Miscellaneous accounts receivable        528,160       (528,160)             --
Medical supplies                         541,352       (541,352)             --
Other receivables                        122,777             --         122,777
Prepaid expenses                         188,251       (150,737)         37,514
Deposits                                  38,212        (38,212)             --
Refundable income taxes                   14,872             --          14,872
Deferred income taxes                    263,331             --         263,331
Property and equipment, net            5,530,558     (5,530,558)             --
Goodwill, net                            686,163       (686,163)             --
                                    ------------   ------------    ------------

  Total assets                        25,818,978     (9,713,214)     16,105,764
                                    ------------   ------------    ------------

Accounts payable                       1,524,932       (259,123)      1,784,055
Accrued vacation                         153,082        153,082              --
Accrued liabilities                    1,522,170             --       1,522,170
Deferred income taxes                    263,331             --         263,331
Deferred revenues                          1,855          1,855              --
Capital lease obligations                960,378        960,378              --
                                    ------------   ------------    ------------

  Total liabilities                    4,425,748        856,192       3,569,556
                                    ------------   ------------    ------------

    NET ASSETS                      $ 21,393,230   $  8,857,022    $ 12,536,208
                                    ============   ============    ============

         The gain on this transaction is as follows:

Proceeds from sale                                      $ 14,400,000
Less net basis of assets sold and liabilities assumed      8,857,022
Less expenses of sale                                        842,428
                                                        ------------

    GAIN ON SALE, PRE-TAX                               $  4,700,550
                                                        ============

         The results from discontinued operations included net revenues of $18,943,358 and $17,104,682 and net loss from operations of $1,144,928 and $887,104 for the years ended December 31, 2000 and 1999, respectively.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 2 - TRANSACTIONS (CONTINUED)

         Acquisition

         On August 16, 2001, the Company entered into an Agreement and Plan of Merger (the "Agreement"), by and among MAII Acquisition, Inc., a Nevada corporation and wholly owned subsidiary of the Company ("Acquisition Corp."), CRD and GenesisIntermedia.com, Inc., a Delaware corporation ("Genesis") and the parent of CRD. Under the terms of the Agreement, on August 23, 2001 CRD merged into Acquisition Corp. and became a wholly owned subsidiary of the Company. The Company intends to continue the operations of CRD as a wholly owned subsidiary.

         The consideration paid by the Company for the acquisition of CRD was $12,259,054. The consideration was determined by arms-length negotiations between the parties to the Agreement and Plan of Merger and was funded from available cash contributed to Acquisition Corp. by the Company.

         On November 1, 2001, the Company negotiated a reduction of the consideration paid by the Company pursuant to the Agreement and received a note receivable from Genesis for $1,000,000. The note bears interest at 6% per annum and the payments were due as follows: $500,000 on November 1, 2002 and $500,000 on May 1, 2003, provided that $150,000 of this second payment would be due and payable within three days of the closing of the sale, transfer of disposal by Genesis of a building owed by Genesis, or the sale transfer or disposal of capital stock of Genesis by Genesis, if either of these events occurred before May 1, 2003. At December 31, 2001, the Company recorded an allowance for $1,000,000 for the full amount of the unpaid note receivable, since management does not consider the note to be collectible and has increased the amount of consideration paid for CRD.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 2 - TRANSACTIONS (CONTINUED)

         Acquisition (Continued)

         The acquisition was accounted for as a purchase. The fair value of assets acquired and liabilities assumed is summarized as follows:

Cash                                    $    366,649
Accounts receivable                          466,835
Other receivables                            216,125
Prepaid expenses                              66,430
Revenue earning equipment                 10,632,524
Property and equipment                       398,008
Other assets                                 299,053
Accounts payable and accrued expenses     (1,520,728)
Line of credit                           (10,107,745)
Capital lease obligations                    (93,252)
                                        ------------

Net assets                                   723,899
Purchase price                            12,259,054
                                        ------------

    AMOUNT ALLOCATED TO GOODWILL        $ 11,535,155
                                        ============

         The purchase price allocation for this acquisition is preliminary and further refinements may be necessary based on final determination of the fair value of the assets and liabilities acquired.

         The following table presents the pro forma condensed consolidated statements of operations for the years ended December 31, 2001 and 2000 and reflects the results of operations of the Company as if the acquisition of CRD had been effective January 1, 2000. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.

                                       2001            2000
                                   ------------    ------------
Revenue                            $  8,198,732    $  4,913,047
Cost of sales                      $  6,135,687    $  4,351,904
Operating expenses                 $  7,681,004    $  3,071,641
Loss from operations               $ (5,617,959)   $ (2,510,498)
Net loss                           $ (4,677,922)   $ (3,135,698)
Basic and diluted loss per share   $      (0.75)   $      (0.51)

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of MAII and its wholly owned subsidiary, CRD (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

         Revenue Recognition

         The Company recognized revenue when it provided office-based surgical services in most instances upon completion of the surgical procedures performed with the Company's equipment. Revenue for procedures that required two or more treatments and was collected as a global fee was recognized in equal amounts over the course of the treatments. Revenue was presented net of negotiated contractual discounts and field discounts.

         Revenue from CRD consists primarily of fees from rentals and the sale of related rental products. The Company recognizes rental revenue over the period in which vehicles are rented.

         Cash and Cash Equivalents

         The Company considers cash on hand, deposits in banks, and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of these assets approximate fair value due to the short maturity of the investments.

         Revenue Generating Equipment

         Revenue generating equipment consists of rental vehicles that are stated at cost, less accumulated depreciation. The straight-line method is used to depreciate revenue generating equipment to estimated residual values over periods typically ranging from six to 36 months. In accordance with industry practice, depreciation expense includes gains and losses on revenue generating vehicle sales in the ordinary course of business and is included as a component of cost of revenues in the accompanying statements of operations. At December 31, 2001, revenue generating equipment was $11,428,698, net of accumulated depreciation of $490,997. Depreciation expense for the year ended December 31, 2001 was $490,997, which is included in cost of revenues.

         Property and Equipment

         Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives as follows:

                  Computers and software                5 years
                  Furniture and fixtures                7 years
                  Building improvements                 7 years

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Property and Equipment (Continued)

         Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

         Goodwill

         The Company continually monitors its goodwill to determine whether any impairment of this asset has occurred. In making such determination with respect to goodwill, the Company evaluates the performance, on an undiscounted cash flow basis, of the underlying assets or group of assets that gave rise to this amount.

         Impairment of Long-Lived Assets

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. To date, no such impairment has occurred.

         Fair Value of Financial Instruments

         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, other receivables, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for lines of credit, capital lease obligations, and income tax payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same or the difference is immaterial. The carrying value of long-term debt instruments approximates fair value based on current terms available to the Company for debt with similar terms and remaining maturities.

         Self-Insurance Liability

         The Company retains up to $35,000 of risk per claim, plus claims handling expense for its automobile collision liability risks. Costs in excess of this retained risk per claim are insured under various contracts with insurance carriers. The ultimate costs of these retained insurance risks are estimated by management, are based upon historical claims experience, and are adjusted for current trends and changes in claims handling procedures.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Self-Insurance Liability (Continued)

         The Company believes its insurance liability reserves for its automobile liability risks at December 31, 2000 of $403,431 is adequate to cover future claims. Adjustments, if any, to estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

         Income Taxes

         The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         Deferred Revenue

         MAII organized certain training seminars for physicians. Revenues were recognized when the seminars were held. In addition, certain procedures required multiple treatments and revenues received in advance were deferred until subsequent procedures were performed.

         Advertising and Promotional Costs

         Advertising and promotional costs are charged to expense as incurred. Advertising and promotional costs for the year ended December 31, 2001 were $24,555.

         Comprehensive Income

         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Earnings (Loss) per Share

         The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

         The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended December 31, 2001 because the effect would have been anti-dilutive:

         Options outstanding under the Company's stock option plan            1,297,393
         Warrants issued in conjunction with the purchase of treasury stock     745,918

         Stock Options

         During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net loss and loss per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB No. 25.

         Estimates

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect adoption of SFAS No. 141 to have a material impact, if any, on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. The Company does not expect adoption of SFAS No. 143 to have a material impact, if any, on its financial position or results of operations.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.


NOTE 4 - CASH AND CASH EQUIVALENTS

         The Company maintains a significant portion of its cash balances with certain financial institutions. These deposit accounts are insured by the Federal Deposit Insurance Corporation up to a limit of $100,000 per bank. As of December 31, 2001, the uninsured portions of cash held at the banks aggregated to $5,299,351. At December 31, 2000, the Company had approximately $13,600,000 invested in high quality and high investment grade instruments which mainly consist of commercial paper.


NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2001 consisted of the following:

Computers and software                           $242,230
Furniture and fixtures                            121,230
Building improvements                             177,647
                                                 --------

                                                  541,107
Less accumulated depreciation and amortization     34,054
                                                 --------

    TOTAL                                        $507,053
                                                 ========

         Depreciation and amortization expense for the years ended December 31, 2001, 2000, and 1999 was $34,054, $2,137,000, and $2,351,000,
         respectively.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 6 - LINES OF CREDIT

         At December 31, 2001, the Company had eight lines of credit with financial institutions to finance the purchase of vehicles for the Company. The interest rates range from 1.5% to 2% over prime to between 12.9% and 14% per annum. The Company makes monthly principal payments of 2.25% to 2.75% of the original financed amount, plus interest. The lines of credit are collateralized by the vehicles. Management expects vehicle obligations will generally be repaid within one year with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the repurchase programs or from the sale of the vehicles.


NOTE 7 - ACCRUED SEVERANCE

         The Company entered into a Change of Control Agreement with the Chief Executive Officer and the President, dated as of July 5, 2000 (the "Change of Control Agreement"). The Company's sale of substantially all assets comprising its medical business to ICN resulted in a change of control as defined in the Change of Control Agreement. The employee severance of $658,000 relates to the Change in Control Agreement for the Chief Executive Officer and the President. On January 2, 2001, the Chief Executive Officer and the President were paid the accrued severance of $658,000.


NOTE 8 - COMMITMENTS

         Employment Agreements

         On January 12, 2001, the Company entered into an employment agreement with its Chief Executive Officer for a term of three years. Under the terms of the agreement, this officer will receive an annual salary of $300,000, which will increase to $400,000 per year at the date the Company completes the acquisition of an operating company or consummates public or private offerings aggregating at least $15,000,000. In addition, the officer is entitled to receive bonuses as approved by the Board of Directors, and the officer was granted stock options under the Company's stock option plan to purchase 400,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock on the date of grant, or $4.03. The options vest over three years and expire five years from the date of grant.

         Leases

         The Company leases its office facilities and car rental lots under various operating lease agreements with third parties. In addition, the Company also leases certain computer equipment and software under capital leases. The leases have initial terms of between 18 months and three and a half years and require fixed monthly payments.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 8 - COMMITMENTS (CONTINUED)

         Leases (Continued)

         Future minimum lease payments under capital and operating leases at December 31, 2001 were as follows:

Year Ending                                                               Operating      Capital
December 31,                                                                Leases       Leases
------------                                                              ----------   ----------
    2002                                                                  $  492,501   $   33,706
    2003                                                                     410,160       33,706
    2004                                                                     288,957       26,151
    2005                                                                     280,697           --
    2006                                                                     183,329           --
                                                                          ----------   ----------

                                                                          $1,655,644       93,563
                                                                          ==========
Less amount representing interest                                                          16,412
                                                                                       ----------

                                                                                           77,151
Less current portion                                                                       23,706
                                                                                       ----------

    LONG-TERM PORTION                                                                  $   53,445
                                                                                       ==========

         Rent expense was $239,748, $103,506, and $664,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

         Leased capital assets included in property and equipment at December 31, 2001 consisted of the following:

Furniture and fixtures                           $110,011
Less accumulated depreciation and amortization     43,404
                                                 --------

    TOTAL                                        $ 66,607
                                                 ========

         At December 31, 2000, the Company did not have any leased office space, vans, or medical equipment as all leases were sold in accordance with the Purchase Agreement.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 9 - SHAREHOLDERS' EQUITY

         Stock Repurchase Program

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

         Stock Repurchase

         During October and November 2001, pursuant to certain privately negotiated transactions, the Company purchased 2,923,838 shares of common stock from certain shareholders in exchange for cash proceeds of $5,192,676. In addition, some of the selling shareholders also received warrants to purchase an aggregate of 745,918 shares of the Company's common stock. The warrants have an exercise price of $3, vest immediately, expire on October 30, 2004, and were valued at $596,734 using the Black-Scholes option pricing model.

         Stock-Based Compensation Plans

         The Company sponsors the "Medical Alliance, Inc. Amended and Restated 1994 Long-Term Incentive Plan (the "1994 Plan"), a stock-based incentive compensation plan. Under the 1994 Plan, the Company is authorized to issue up to 1,624,290 shares of common stock pursuant to awards granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, shares of restricted stock, stock appreciation rights, performance shares, and/or stock units. Awards may be granted to selected employees, directors, consultants or advisors of the Company or any subsidiary. However, incentive stock options may be granted only to employees, and non-employee directors may be granted awards only in the manner and on the terms and conditions set forth in the 1994 Plan.

         Employee Stock Options

         The 1994 Plan provides that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. The stock options granted in 2000, 1999, and 1998 have varying contractual terms, ranging from approximately two to five years, and varying vesting dates, which range from the day immediately following the date of grant to three years following the date of grant. In accordance with APB No. 25, the Company has not recognized compensation cost for stock options granted in 2001, 2000, and 1999.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 9 - SHAREHOLDERS' EQUITY (CONTINUED)

         Employee Stock Options (Continued)

         The following summarizes the stock options transactions under the stock option plans:

                                                           Weighted-
                                                            Average
                                          Stock Options     Exercise
                                           Outstanding       Price
                                          -------------    ----------
Outstanding, December 31, 1998                  909,542    $     3.60
    Granted                                     471,369    $     2.02
    Forfeited                                  (178,997)   $     3.98
    Expired                                    (278,695)   $       --
    Exercised                                   (29,073)   $     1.28
                                          -------------

Outstanding, December 31, 1999                  894,146    $     3.05
    Granted                                      87,000    $     4.53
    Forfeited                                   (39,120)   $     3.11
    Exercised                                   (33,177)   $     2.19
                                          -------------

Outstanding, December 31, 2000                  908,849    $     3.22
    Granted                                     400,000    $     4.03
    Expired                                     (11,500)   $     3.85
                                          -------------

         OUTSTANDING, DECEMBER 31, 2001       1,297,349    $     3.46
                                          =============

         EXERCISABLE, DECEMBER 31, 2001         957,249    $     2.67
                                          =============

         The weighted-average remaining contractual life of the options outstanding at December 31, 2001 is 6.14 years. The exercise prices for the options outstanding at December 31, 2001 ranged from $0.03 to $13.50, and information relating to these options is as follows:

                                                                                   Weighted-        Weighted-
                                                                      Weighted-     Average          Average
                                                                       Average     Exercise         Exercise
              Range of              Stock             Stock           Remaining    Price of         Price of
              Exercise             Options           Options         Contractual    Options          Options
               Prices            Outstanding       Exercisable          Life      Outstanding      Exercisable
         ------------------      -----------       -----------       -----------  -----------      -----------
         $      0.03 - 5.00        1,274,349           934,249        6.13 years  $      3.36      $      2.50
         $     5.01 - 13.50           23,000            23,000        6.23 years  $      9.44      $      9.44
                                 -----------       -----------

                                   1,297,349           957,249
                                 ===========       ===========

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 9 - SHAREHOLDERS' EQUITY (CONTINUED)

         Employee Stock Options (Continued)

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2001, 2000, and 1999:

                                  2001            2000           1999
                              ------------    ------------   ------------
Net loss
  As reported                 $ (1,907,534)   $  3,546,730   $   (204,861)
  Pro forma                   $ (2,681,954)   $  3,121,982   $   (469,800)
Basic loss per common share
  As reported                 $      (0.31)   $       0.58   $      (0.03)
  Pro forma                   $      (0.43)   $       0.51   $      (0.08)

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2001, 2000 and 1999: dividend yields of 0%, 0% and 0%, respectively; expected volatility of 175%, 69.51% and 70.12%, respectively; risk-free interest rates of 5.98%, 6.54% and 6.12%, respectively; and expected lives of three, five years and five years, respectively. The weighted-average fair value of options granted during the years ended December 31, 2001 and 2000 was $3.55, $4.53 and $2.02, respectively.

         For options granted during the years ended December 31, 2001, 2000 and 1999 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $4.03, $2.91 and $1.27, respectively, and the weighted-average exercise price of such options was $4.03, $4.53 and $2.02, respectively. No options were granted during the years ended December 31, 2001, 2000 and 1999 where the exercise price was greater than the stock price at the date of grant or where the exercise price was less than the stock price at the date of the grant.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 10 - INCOME TAXES

         The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2001 and 2000 as follows:

                                                2001         2000         1999
                                              --------     --------     --------
         Statutory regular federal income
             benefit rate                         34.0%        34.0%        34.0%
         State income taxes, net of federal
             benefit                               5.8          1.5          5.0
         Amortization of goodwill                (10.7)          --           --
         Disallowance of meals and
             entertainment                          --        (14.8)       (11.4)
         Disallowance of officers'
             life insurance                         --         (3.7)        (0.8)
         Change in valuation allowance           (29.1)          --        (26.7)
         Other                                      --          0.1         (0.1)
                                              --------     --------     --------

             TOTAL                                  --%        17.1%          --%
                                              ========     ========     ========

         The components of the deferred income tax assets (liabilities) for the years ended December 31, 2001 and 2000 were as follows:

                                            2001       2000
                                          --------   --------
Federal net operating loss carryforward   $254,897   $     --
State operating loss carryforward           77,163         --
Amortization of goodwill                   109,815         --
Insurance reserve                          172,791         --
Bad debts                                  160,054         --
                                          --------   --------

                                           774,720         --
Valuation allowance                        774,720         --
                                          --------   --------

    TOTAL                                 $     --   $     --
                                          ========   ========

         The valuation allowance increased by approximately $775,000 during the year ended December 31, 2001. As of December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $873,000 and $873,000, respectively. The net operating loss carryforwards begin expiring in 2011 and 2021, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 11 - EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share for the years ended December 31, 2000 and 1999 were as follows:

                                                        2000           1999
                                                    ------------   ------------
Basic
    Weighted-average of common shares
         outstanding                                   6,113,942      6,130,882
    Net income (loss)                               $  3,546,730   $   (204,861)
    Net income (loss) per share from discontinued
         operations                                 $       0.58   $      (0.03)

Diluted
    Weighted-average of common shares
         outstanding                                   6,113,942      6,130,882
    Incremental shares assuming dilution                 235,626             --
                                                    ------------   ------------

    Weighted-average diluted common shares
         outstanding                                   6,349,568      6,130,882
                                                    ============   ============

    Net income (loss)                               $  3,546,730   $   (204,861)
    Net income (loss) per share from discontinued
         operations                                 $       0.56   $      (0.03)

         Incremental common shares outstanding applicable to "in the money" options and warrants of 89,460 were not included in the computation of dilutive earnings per share for the year ended December 31, 2000 because their inclusion would be anti-dilutive.

         Options and warrants excluded from the dilutive earnings per share computation because to do so would have been anti-dilutive (including contingent options and warrants) totaled 894,146 and 925,152 as of December 31, 1999 and 1998, respectively.


NOTE 12 - RELATED PARTY TRANSACTIONS

         The Company and its Chief Executive Office entered into a Stock Purchase Agreement, dated as of February 1, 2001 (the "Stock Purchase Agreement"), pursuant to which the Chief Executive Officer purchased 680,000 shares of the Company's common stock (the "Shares"), at a purchase price of $4.03 per share, or $2,740,400 in the aggregate; $1,360 of which is payable in cash and the remaining $2,739,040 of which is payable in the form of a promissory note made payable to the Company (the "Note"). The Stock Purchase Agreement allows the Chief Executive Officer to sell shares of the Company's common stock back to the Company on or prior to April 12, 2001, at a price of $4.03 per share, if the Chief Executive Officer purchases shares of the Company's common stock from other shareholders of the Company on or prior to such date.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

         The Note has an interest rate of 6.33% per annum, and the principal of and accrued but unpaid interest on, the Note is due and payable on April 12, 2001 which was subsequently extended to July 12, 2001. On July 11, 2001, the Company and the Chief Executive Officer entered into an agreement which, among other items, provided for the Stock Purchase Agreement, including the Note and the Shares, to be cancelled if certain events do not occur. In addition, if the events do not occur, the agreement provides for the forfeiture of all termination payments to the Chief Executive Officer and all vesting of stock options granted to the Chief Executive Officer to be suspended from July 11, 2001 until all events have occurred. As of the date of these financial statements, the Note has not been paid.

         In October, 2001, the Company entered into agreements with several of its significant shareholders to acquire 2,923,838 of its outstanding shares of common stock or approximately 43% of its outstanding shares. Prices for the common stock were between $1.31 and $2.00 per share for an aggregate purchase price of $5,192,676. The Company paid the purchase price from available cash. In addition, the shareholders were issued warrants to purchase an aggregate of 745,918 shares of the Company's common stock. The warrants have an exercise price of $3.00, vest immediately and expire three years from the date of grant. The warrants were valued at $0.80 using the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%, expected volatility of 175%, risk-free interest rate of 5.98%, and expected life of three years. This amount has been reflected in the statement of shareholders' equity.

         The Company paid a firm of certified public accountants, and affiliate's of the firm, approximately $78,000 in 2000 and $65,000 in 1999 for professional fees. The firm of certified public accountants and its affiliates own 237,625 shares of the Company's common stock. The Company paid a law firm that serves as outside legal counsel for the Company $377,327 and $261,317 in legal fees during 2001 and 2000, respectively. In addition, the Company paid Thomas A. Montgomery, the Company's acting Chief Financial Officer, $95,700 in fees during 2001.


NOTE 13 - EMPLOYEE BENEFITS

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

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following tables list the Company's quarterly financial information for the years ended December 31, 2001 and 2000:

                                                        2001
                            ------------------------------------------------------------
                               First           Second          Third           Fourth
                              Quarter         Quarter         Quarter         Quarter
                            ------------    ------------    ------------    ------------
Revenue                     $         --    $         --    $  1,184,431    $  2,501,945
Direct cost of services     $         --    $         --    $    925,826    $  2,105,491
Income from operations      $   (421,522)   $   (520,334)   $   (903,387)   $ (1,661,908)
Net income (loss)           $    (48,742)   $    (48,278)   $   (484,123)   $ (2,523,885)
Earnings (loss) per share
  Basic                     $      (0.01)   $      (0.01)   $      (0.07)   $      (0.53)
  Diluted                   $      (0.01)   $      (0.01)   $      (0.07)   $      (0.53)
Weighted-average
  common shares
  outstanding
    Basic                      6,576,562       6,803,229       6,803,229       4,734,552
    Diluted                    6,576,562       6,803,229       6,803,229       4,734,552

                                                       2000
                            ----------------------------------------------------------
                               First          Second         Third           Fourth
                              Quarter        Quarter        Quarter         Quarter
                            ------------   ------------   ------------    ------------
Revenue                     $  4,835,565   $  5,126,686   $  4,633,198    $  4,347,908
Direct cost of services     $  4,737,723   $  5,033,479   $  4,872,393    $  5,442,781
Income from operations      $     97,842   $     93,207   $   (239,195)   $ (1,094,781)
Net income (loss)           $    284,161   $    352,759   $     75,139    $  2,834,672
Earnings (loss) per share
  Basic                     $       0.05   $       0.06   $       0.01    $       0.51
  Diluted                   $       0.05   $       0.06   $       0.01    $       0.49
Weighted-average
  common shares
  outstanding
    Basic                      6,098,209      6,116,404      6,119,563       6,113,942
    Diluted                    6,312,937      6,360,656      6,367,432       6,349,568

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


NOTE 15 - SUBSEQUENT EVENT

         Pledged Collateral

         In February 2002, as a condition for one of the lines of credit to finance the purchase of vehicles for the Company, the Company pledged $2,000,000 to the lessor in the form of a certificate of deposit.

         Restructuring Agreement

         Effective March 26, 2002, the business relationship between the Company and its Chief Executive Officer was restructured pursuant to a Business Relationship Restructuring Agreement (the "Restructuring Agreement"). Pursuant to the Restructuring Agreement, among other things: (i) the term of the Chief Executive Officer's employment agreement was extended until January 1, 2005, (ii) 233,333 of the stock options granted to the Chief Executive Officer were canceled, (iii) $800,001 of the stock subscription note receivable will be deemed to be repaid by the delivery of 2,012,582 ordinary shares of Solution 6 Holdings, Ltd. to the Company by the Chief Executive Officer on or prior to May 15, 2002,
         (iv) $554,931 of the stock subscription note receivable was deemed to be reduced as a result of the Chief Executive Officer's purchase of 137,700 shares of the Company's common stock from other shareholders of the Company, (v) the remaining principal and interest on the stock subscription note receivable was canceled, and (vi) 413,333 shares of the Company's common stock issued to the Chief Executive Officer pursuant to the Stock Purchase Agreement were canceled.

                            SUPPLEMENTAL INFORMATION

                          INDEPENDENT AUDITOR'S REPORT
                        ON FINANCIAL STATEMENT SCHEDULES


Board of Directors and Shareholders
MAII Holdings, Inc.


Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements for the year ended December 31, 2001 taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements for the year ended December 31, 2001 and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 3, 2002

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                 VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II
                                                FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------


                            Column B          Column C          Column D          Column E
                            Balance,         Charged to                           Balance,
                           Beginning         Costs and                              End
                           of Period          Expenses         Deductions        of Period
                          ------------      ------------      ------------      ------------
ALLOWANCE FOR
   DOUBTFUL ACCOUNTS

     DECEMBER 31,
        2001              $    339,846(D)   $     33,763                        $    373,609
                          ============      ============                        ============

     DECEMBER 31,
        2000              $    624,291      $  1,124,989      $ (1,749,280)(B)  $         --
                          ============      ============      ============      ============

     DECEMBER 31,
        1999              $  1,001,851      $  1,130,183      $ (1,507,743)(A)  $    624,291
                          ============      ============      ============      ============

ALLOWANCE FOR
   DEFERRED INCOME
   TAXES

     DECEMBER 31,
        2001              $         --                                          $         --
                          ============                                          ============

     DECEMBER 31,
        2000              $    263,331                        $   (263,331)(C)  $         --
                          ============                        ============      ============

     DECEMBER 31,
        1999              $    263,331                                          $    263,331
                          ============                                          ============

(A)  Uncollectible accounts written off, net of recoveries.

(B) Uncollectible accounts written off, net of recoveries, and the balance was sold to ICN.

(C) Allowance for deferred income taxes was relieved due to the gain on the sale of substantially all assets to, and assumption of certain liabilities by, ICN.

(D) Uncollectible accounts from acquisition of CarRentalDirect.com, Inc. as of August 31, 2001.



   The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                                     MAII HOLDINGS, INC.


                                                     By: /s/ CHRISTIE S. TYLER
                                                         -----------------------
                                                         Christie S. Tyler
                                                         Chief Executive Officer

Date: April 16, 2002

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                      TITLE                          DATE
    ---------------                  -------                        ------
/s/ CHRISTIE S. TYLER       Chairman of the Board and           April 16, 2002
------------------------     Chief Executive Officer
    Christie S. Tyler

/s/ THOMAS A. MONTGOMERY    Acting Chief Financial Officer      April 16, 2002
------------------------     and Director
    Thomas A. Montgomery

/s/ RICHARD F. DAHLSON      Director                            April 16, 2002
------------------------
    Richard F. Dahlson


                                INDEX TO EXHIBITS

           EXHIBIT
           NUMBER                                DESCRIPTION
           -------                               -----------
               3.1         --    Amended and Restated Articles of Incorporation
                                 of the Company.(1)

               3.2         --    Amended and Restated Bylaws of the Company,
                                 dated May 27, 1999.(3)

               3.3         --    Certificate of Amendment of Articles of
                                 Incorporation of the Company.(3)

               4.1         --    Specimen of Company Common Stock
                                 Certificate.(1)

              10.1         --    Medical Alliance, Inc. 1994 Amended and
                                 Restated Long-Term Incentive Plan.(2)(4)

              10.2         --    Change of Control Agreement between the Company
                                 and Paul Herchman.(7)

              10.3         --    Change of Control Agreement between the Company
                                 and Gary Hill.(7)

              10.4         --    Paul Herchman Severance Agreement.(5)

              10.5         --    Asset Purchase Agreement dated as of September
                                 15, 2000 by and between the Company and ICN
                                 Pharmaceuticals California, Inc.(6)

              10.6         --    Employment Agreement between the Company and
                                 Christie S. Tyler.(3)

              10.7         --    Stock Purchase Agreement between the Company
                                 and Christie S. Tyler.(3)

              10.8         --    Promissory Note Issued to the Company by
                                 Christie S. Tyler.(3)

              10.9         --    Pledge and Security Agreement between the
                                 Company and Christie S. Tyler.(3)

              10.10        --    Agreement and Plan of Merger, dated as of
                                 August 16, 2001 among GenesisIntermedia, Inc.,
                                 Car Rental Direct.com, Inc., MAII Holdings,
                                 Inc., and MAII Acquisition, Inc.(8)

              10.11        --    Business Relationship Restructuring Agreement
                                 between the Company and Christie S. Tyler(9)

              21.1         --    Subsidiaries of the Company.(9)

              23.1         --    Consent of PricewaterhouseCoopers LLP.(9)

              23.2         --    Consent of Singer Lewak Greenbaum &
                                 Goldstein LLP.(9)

----------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on form S-8 (No. 333-18545) and incorporated herein by reference.

(3) Previously filed as an exhibit to this Company's Form 10-K dated December 31, 2000.

(4) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.

(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(6) Previously filed as Appendix A to the Company's Proxy Statement, filed November 9, 2000.

(7) Previously filed as an exhibit to the Company's Form 8-K dated October 12, 2000, and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Form 8-K dated August 27, 2001, and incorporated herein by reference

(9) Filed herewith.