Form 10-K/A
period 2001-12-31
MAII HOLDINGS INC
filed 2002-04-24
CIK 1018913

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-K/A
                               AMENDMENT NUMBER 1

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

YEARS ENDED DECEMBER 31, 2000 AND 1999

         All of the Company's operations for the years ended December 31, 2000 and 1999 have been discontinued since the Company consummated the Asset Sale with ICN effective December 31, 2000.

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

(9) Filed herewith.

                                              MAII HOLDINGS, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------



                                                                                                        Page
INDEPENDENT AUDITORS' REPORTS                                                                         F-2 - F-3

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets                                                                    F-4 - F-5

       Consolidated Statements of Operations                                                          F-6 - F-7

       Consolidated Statements of Shareholders' Equity                                                   F-8

       Consolidated Statements of Cash Flows                                                          F-9 - F-10

       Notes to Consolidated Financial Statements                                                    F-11 - F-30

SUPPLEMENTAL INFORMATION

     Independent Auditors' Reports on Financial Statement Schedules                                  F-31 - F-32

     Valuation and Qualifying Accounts - Schedule II                                                    F-33

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



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 3, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of MAII Holdings, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 19 present fairly, in all material respects, the financial position of MAII Holdings, Inc. and its Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index appearing under item 14(a)(2) on page 19 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                            SUPPLEMENTAL INFORMATION

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of MAII Holdings, Inc:

Our report on the consolidated financial statements of MAII Holdings, Inc and Subsidiaries is included herein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule of MAII Holdings, Inc and Subsidiaries.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

Dallas, Texas
March 20, 2001

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