Form 10-Q
period 2002-03-31
MAII HOLDINGS INC
filed 2002-05-17
CIK 1018913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


                         5808 SEPULVEDA BLVD., SUITE 502
                           VAN NUYS, CALIFORNIA 91411
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (818) 909-7425

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

As of May 7, 2002, there were 3,466,058 shares outstanding of the registrant's common stock, $0.002 par value.

                                      INDEX

                                       PART I. FINANCIAL INFORMATION

                                                                                                    PAGE NO.
                                                                                                    --------
ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets
                    March 31, 2002 (unaudited) and December 31, 2001....................................3

              Consolidated Statements of Operations
                  Three months ended March 31, 2002 and 2001 (unaudited)................................4

              Consolidated Statements of Cash Flows
                    Three months ended March 31, 2002 and 2001 (unaudited)..............................5

              Consolidated Statement of Stockholders' Equity............................................6
                    Three months ended March 31, 2002 (unaudited)

              Notes to Consolidated Financial Statements ...............................................7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................................................9

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................10


                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.........................................................11

              Signatures...............................................................................12

--------------------------------------------------------------------------------

                               MAII HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001

                                                                                                    2002               2001
                                                                                                -------------     -------------
ASSETS
Current assets:
    Cash and cash equivalents, including $2,000,000 of restricted cash .....................    $   2,512,863     $   5,577,772
    Accounts receivable, net of allowance for doubtful accounts of $425,050 and $373,609 ...          692,738           693,960
      Other receivables ....................................................................        1,470,656         1,106,113
      Revenue generating equipment .........................................................       13,042,346        11,428,698
      Due from officer .....................................................................          300,000           300,000
      Prepaid expenses and other current assets ............................................          362,249            89,386
                                                                                                -------------     -------------
          Total current assets .............................................................       18,380,852        19,195,929
                                                                                                -------------     -------------
Property and Equipment, net ................................................................          580,114           507,053
Goodwill ...................................................................................       12,333,424        11,535,155
Deposits ...................................................................................          334,921           319,671
                                                                                                -------------     -------------
          Total assets .....................................................................    $  31,629,311     $  31,557,808
                                                                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Lines of credit ........................................................................    $   9,611,198     $   9,392,866

    Current portion of capital lease obligations ...........................................           21,929            23,706

    Accounts payable and accrued expenses ..................................................        2,338,793         1,744,357

    Income tax payable .....................................................................          570,510           570,510

    Net liabilities from discontinued operations ...........................................        1,085,781         1,085,781
                                                                                                -------------     -------------
          Total current liabilities ........................................................       13,628,211        12,817,220

Capital lease obligations, net of current portion ..........................................           49,502            53,445
                                                                                                -------------     -------------
           Total liabilities ...............................................................       13,677,713        12,870,665
                                                                                                -------------     -------------
Commitments:
Shareholders' Equity

    Common stock, $0.002 par value, 30,000,000 shares authorized; 3,799,361 and
        7,136,532 shares issued and 3,466,058 and 6,803,229 shares outstanding,
        respectively .......................................................................            6,931            14,238

    Additional paid-in capital .............................................................       22,388,012        30,109,981

    Retained earnings (accumulated deficit) ................................................       (2,694,193)       (1,843,641)

    Stock subscription receivable ..........................................................         (800,001)       (2,854,879)

    Treasury stock, at cost, 333,303 and 3,257,141 shares ..................................         (949,151)       (6,738,561)
                                                                                                -------------     -------------
           Total shareholders' equity ......................................................       17,951,598        18,687,138
                                                                                                -------------     -------------
           Total liabilities and shareholders' equity ......................................    $  31,629,311     $  31,557,803
                                                                                                =============     =============

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                               MAII HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                                    2002              2001
                                                                                ------------     ------------
            Revenues .......................................................    $  4,138,718     $         --
            Cost of revenues ...............................................       2,707,509               --
                                                                                ------------     ------------
            Gross Profit ...................................................       1,431,209               --
              Salaries and benefits ........................................       1,183,544          117,494
              Selling, general and
                 administrative expenses ...................................       1,350,572          304,028
                                                                                ------------     ------------
             Loss from operations ..........................................      (1,102,907)        (421,522)
             Other income (expense):
              Interest income (expense) ....................................         (81,496)         301,986
                                                                                ------------     ------------
             Loss from continuing operations before income tax and
              discontinued operations ......................................      (1,184,403)        (119,536)
                                                                                ------------     ------------
             Provision for income taxes ....................................         333,846               --

             Discontinued operations:
              Income from operations of discontinued subsidiary
                  net of benefit from income taxes of $0 and $0 ............              --           70,794
                                                                                ------------     ------------
              Net income (loss) from discontinued operations ...............              --           70,794
                                                                                ------------     ------------
             Net income (loss) .............................................    $   (850,557)    $    (48,742)
                                                                                ============     ============
             Basic earnings (loss) per share:
              From continuing operations ...................................    $       (.15)    $      (0.02)
              From discontinued operations .................................              --             0.01
                                                                                ------------     ------------
                       Total Basic earnings (loss) per share ...............    $       (.15)    $      (0.01)
                                                                                ============     ============
            Diluted earnings (loss) per share:
              From continuing operations ...................................    $       (.15)    $      (0.02)
              From discontinued operations .................................              --             0.01
                                                                                ------------     ------------
                       Total diluted earnings (loss) per share .............    $       (.15)    $      (0.01)
                                                                                ============     ============
            Basic weighted-average shares outstanding (in thousands) .......           5,691            6,576
                                                                                ============     ============
            Diluted weighted-average shares outstanding (in thousands) .....           5,691            6,576
                                                                                ============     ============

              SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                               MAII HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                                              2002             2001
                                                                                          ------------     ------------

 Cash flows from operating activities:
   Net income (loss) from continuing operations ......................................    $   (850,557)    $    (48,742)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Provision for doubtful accounts ................................................          51,441               --
      Depreciation and amortization ..................................................         714,449               --
      Forgiveness of interest on subscription  receivable ............................         115,839               --
       (Increase) decrease in:
          Accounts receivable ........................................................         (50,219)              --
          Other receivables ..........................................................        (364,543)      14,372,449

          Prepaid expenses and other current assets ..................................        (272,348)          22,977
          Deposits ...................................................................         (15,250)              --
        (Increase) decrease in:
         Accounts payable and accrued expenses .......................................         309,921       (1,362,674)
                                                                                          ------------     ------------
 Net cash provided by (used in) continuing operating activities ......................        (361,267)      12,984,010

 Net cash provided by (used in) discontinued operating activities ....................              --               --
                                                                                          ------------     ------------

 Net cash provided by (used in) operating activities .................................        (361,267)      12,984,010
                                                                                          ------------     ------------

 Cash flows from investing activities:
      Property and equipment purchases ...............................................        (107,177)              --
      Sale of revenue generating equipment ...........................................       1,581,998               --
      Purchase of revenue generating equipment .......................................      (2,055,038)              --
                                                                                          ------------     ------------

 Net cash used in investing activities ...............................................        (580,217)              --
                                                                                          ------------     ------------
 Cash flows from financing activities:
      Payments on line of credit .....................................................      (2,116,878)              --
      Proceeds from sale of common stock .............................................              --            1,360
      Cancellation of treasury stock .................................................            (827)              --
      Payments on capital lease obligations ..........................................          (5,720)              --
                                                                                          ------------     ------------

 Net cash provided by ( used in) financing activities ................................      (2,123,425)           1,360
                                                                                          ------------     ------------
 Net increase (decrease) in cash and cash equivalents ................................      (3,064,909)      12,985,370

Cash and cash equivalents at beginning of period .....................................       5,577,772       15,667,270
                                                                                           ------------    ------------
Cash and cash equivalents at end of period ...........................................    $  2,512,863     $ 28,652,640
                                                                                          ============     ============
Supplemental schedule of noncash investing and financing activities-
   capital lease obligations incurred for revenue generating equipment................    $  1,536,941     $         --
                                                                                          ============     ============

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                               MAII HOLDINGS, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                                                                                     Retained
                                                        Common Stock                                 Earnings
                                                ----------------------------     Additional        (Accumulated      Subscription
                                                  Shares           Amount      Paid-In Capital        Deficit)         Receivable
                                                ----------     -------------   ---------------     -------------     -------------
Balance at December 31, 2001 ...............     6,803,229     $      13,606     $  30,110,613     $  (1,843,641)    $  (2,854,879)
Options exercised ..........................            --                --                --                --                --
Cancellation of Common Stock ...............      (413,333)             (827)       (1,939,039)               --         1,939,039
Cancellation of Treasury Stock .............    (2,923,838)           (5,848)       (5,783,562)               --                --
Forgiveness of Interest on Subscription
       Receivable ..........................            --                --                --                --           115,839

Net loss ...................................            --                --                --          (850,557)               --
                                                ----------     -------------     -------------     -------------     -------------
Balance at March 31, 2002 ..................     3,466,058     $       6,931     $  22,388,012     $  (2,694,198)    $    (800,001)
                                                ==========     =============     =============     =============     =============

                                                   Treasury
                                                     Stock             Total
                                                -------------     -------------
Balance at December 31, 2001 ...............    $  (6,738,561)    $  18,687,138
Options exercised ..........................               --                --
Cancellation of Common Stock ...............               --              (827)
Cancellation of Treasury Stock .............        5,789,410                --
Forgiveness of Interest on Subscription
       Receivable ..........................               --           115,839

Net loss ...................................               --          (850,557)
                                                -------------     -------------
Balance at March 31, 2002 ..................    $    (949,151)    $  17,951,593
                                                =============     =============

               See Notes to the Consolidated Financial Statements.

                               MAII HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (INFORMATION OF AND FOR THE THREE MONTH PERIOD ENDED
                      MARCH 31, 2002 AND 2001 IS UNAUDITED)



1. ORGANIZATION AND LINE OF BUSINESS

      MAII Holdings, Inc. ("MAII"), formerly Medical Alliance, Inc. ("Medical Alliance"), was incorporated in Texas in 1989 and is headquartered in Van Nuys, California. Until December 31, 2000, the Company provided office based surgical services which allowed certain minimally invasive operative and diagnostic procedures to be performed in the physician's office. The Company provided its services throughout the United States. In 1993, the Company created two new wholly owned subsidiaries. MAI Safety Compliance Services, Inc. provided assistance to physician offices and other alternate site healthcare facilities to comply with OSHA standards. Physicians Marketing Services, Inc. provided group advertising services to physicians who utilized the Company's office based medical services and sold medical equipment and devices to physicians. On August 16, 2001, the Company acquired CarRentalDirect.com, Inc. ("CRD"). CRD was incorporated in the state of Nevada on September 22, 1999. CRD is a rental car company that specializes in renting cars to customers whose personal or corporate vehicle is out of service for an extended period of time. CRD currently has 23 daily rental locations, four satellite locations and one wholesale used car facility in California and Arizona and has a fleet of approximately 1,500 cars.

2. UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated balance sheet as of March 31, 2002, and the consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001, and the consolidated statement of stockholders' equity for the three months ended March 31, 2002, have been prepared by the Company without an audit. The December 31, 2001 consolidated balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at March 31, 2002, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes of the Company for the fiscal year ended December 31, 2001 included in the Company's Form 10-K.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2002 because the effect would have been anti-dilutive:

     Options outstanding under the Company's stock option plan                      1,064,060
     Warrants issued in conjunction with the purchase of treasury stock               745,918

Revenue Generating Equipment

      Revenue generating equipment consists of rental vehicles that are stated at cost, less accumulated depreciation. The straight-line method is used to depreciate revenue generating equipment to estimated residual values over periods typically ranging from 44 months to 60 months. In accordance with industry practice, depreciation expense includes gains and losses on revenue generating vehicle sales in the ordinary course of business and is included as a component of cost of revenues in the accompanying statements of operations.

Recent Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

4. PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 2002 consisted of the following:

                   Computers and software                          $  333,525
                   Furniture and fixtures                             137,112
                   Building improvements                              177,647
                                                                   ----------
                                                                      648,284

         Less accumulated depreciation and amortization                68,170
                                                                   ----------
         TOTAL                                                     $  580,114
                                                                   ==========

      Depreciation and amortization expense for the three months ended March 31, 2002 was $ 34,116. The Company had no depreciation and amortization expense for the three months ended March 31, 2001 because the assets of the company were sold effective December 31, 2000 when the Company consummated the Asset Sale with ICN.

5. LINE OF CREDIT

      In January 2002, the Company discovered an additional $798,269 of lines of credit outstanding in connection with the acquisition of CRD, which in turn increased goodwill.

6. BUSINESS RELATIONSHIP RESTRUCTURING AGREEMENT

      Effective March 26, 2002, the business relationship between the Company and Mr. Tyler was restructured pursuant to a Business Relationship Restructuring Agreement (the "Restructuring Agreement"). Pursuant to the Restructuring Agreement, among other things: (i) the term of Mr. Tyler's Employment Agreement with the Company (the "Tyler Agreement") was extended until January 1, 2005, and the severance thereunder in the event of a termination of the Tyler Agreement by the Company without "Just Cause" or by Mr. Tyler for "Good Reason" was amended to be Mr. Tyler's then current monthly salary multiplied by the lesser of: (1) the number of months remaining in the term of the Tyler Agreement; or (2) twelve; (ii) the option agreement issued by the Company to Mr. Tyler on January 12, 2001, to purchase 233,333 shares of the Company's common stock was canceled;
(iii) $800,001 of a promissory note, dated February 1, 2001, issued by Mr. Tyler to the Company (the "Tyler Note") will be deemed to be repaid by the delivery of 2,012,582 ordinary shares of Solution 6 (the "Solution 6 Shares") to the Company by Mr. Tyler; on or prior to May 15, 2002; (iv) $554,931 of the Tyler Note was deemed to be reduced as a result of Mr. Tyler's purchase of 137,700 shares of the Company's common stock from other shareholders of the Company; (v) the remaining principal of and interest on the Tyler Note was canceled; and (vi) 413,333 shares of the Company's common stock issued to Mr. Tyler pursuant to a stock purchase agreement, dated as of February 1, 2001, by and between the Company and Mr. Tyler were canceled. To date, the delivery of the Solution 6 Shares has not occurred.

7. FINANCIAL ADVISORY AGREEMENT

      On March 8, 2002, the Company entered into a financial advisory agreement with a consultant. Under the terms of the agreement, the Company is to pay a non-refundable retainer of $75,000 and a fee of the greater of $250,000 or 2% of the aggregate gross proceeds of any automobile asset financing with new lenders, or 1% if the automobile financing is with the Company's current lenders, completed by the Company during the twelve months following the date of the financial advisory agreement. In the event the Company raises funds, during the twelve months following the date of the financial advisory agreement, with investors introduced to the Company by the consultant, the consultant will be paid a placement fee of 7% of the aggregate gross proceeds raised and will be issued warrants to purchase shares of the Company's common stock. The exercise price of the warrants will be equal to the purchase price of the shares being sold and the number of warrants issued will be equal to 7% of the gross proceeds raised divided by the exercise price of the warrants. The warrants will vest immediately and will expire ten years from the date of issuance.

8. SUBSEQUENT EVENT

      On April 19, 2002, the Company increased its line of credit with a lender from $10 million to $18 million. Cash of $2 million was restricted for use as collateral for this line of credit.

      On May 1, 2002, the Company entered into an agreement to acquire substantially all of the operating assets of a Discount Rent-A-Car franchisee. The closing is subject to the obtaining of certain assignments and other conditions.


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

CRITICAL ACCOUNTING POLICIES

      Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivable and impairment of intangibles. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

      Revenue Recognition

      The Company's revenue was generated solely by its wholly owned subsidiary CRD. Revenue from CRD consists primarily of fees from rentals and the sale of related rental products. The Company recognizes rental revenue over the period in which the vehicles are rented.

      THREE MONTHS ENDED MARCH 31, 2002 AND 2001

            Effective December 31, 2000 the Company consummated the sale of substantially all of its assets to ICN Pharmaceuticals, Inc. and on August 16, 2001, the Company acquired Car Rental Direct.com, Inc. Therefore, the results of operations for the three months ended March 31, 2002 are not comparable to those for the three months ended March 31, 2001.

            NET REVENUES. Net revenues for the three months ended March 31, 2002 were $4.1 million.

            COST OF REVENUES. Cost of revenues was $2.7 million for the three months ended March 31, 2002 and consisted primarily of vehicle depreciation, interest on lines of credit, and cost of vehicle sales.

            SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense was $1.2 million for the three months ended March 31, 2002. The Company had 130 employees for the three months ended March 31, 2002.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $1.4 million for the three months ended March 31, 2002. These expenses were primarily insurance expenses, consulting expenses, and expenses associated with the operation of the rental facilities and corporate offices. Also included in selling, general and administrative expenses is facilities expense of $184,000 consisting primarily of rent and utilities, and provision for uncollectible accounts of $56,000.

            OPERATING INCOME (LOSS). As a result of the items discussed above, operating loss was $1.1 million for the three months ended March 31, 2002.

            OTHER INCOME AND EXPENSE, NET. Other income and expense, net was $(81,000) for the three months ended March 31, 2002 and consisted primarily of interest earned on a certificate of deposit less interest on the Tyler note which was forgiven as discussed in Note 4.

            BENEFIT FROM INCOME TAXES. For the three months ended March 31, 2002, the Company did not record a tax provision however, the Company did receive a refund of $334,000.

            NET INCOME (LOSS). The Company's net loss was $851,000 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2002, the Company has an accumulated deficit of $2,694,193.

      CRD currently has a $18,000,000 flooring line with Ford Motor Credit Corporation ("Ford"), which bears interest at a revolving rate equal to the prime rate from time to time plus [such prime rate minus Ford's A-1/P-1 paper note]. As a condition of such flooring line, the Company has pledged to Ford a $2,000,000 certificate of deposit. This flooring line is for the purchase of Ford vehicles for CRD's fleet. As of April 30, 2002, CRD has drawn down approximately $5.2 million under this flooring line. CRD also has loans outstanding for vehicle credit facilities. CRD's flooring line and credit facilities are secured by titles to vehicles purchased with funds from such facilities.

      Net cash used in operating activities was $361,267 for the three months ended March 31, 2002, primarily from net losses, other receivables and prepaid expenses offset by depreciation and amortization and accounts payable. Net cash used in investing activities for the three months ended March 31, 2002 was $580,217, primarily for the purchase of vehicles and property and equipment. Net cash used in financing activities for the three months ended March 31, 2002 was $2,123,425, primarily for payments on lines of credit.

RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Effective March 26, 2002, the business relationship between the Company and Mr. Tyler was restructured pursuant to the Restructuring Agreement in which, among other things: (i) $800,001 of the Tyler Note will be deemed to be repaid by the delivery of the Solution 6 Shares to the Company by Mr. Tyler; on or prior to May 15, 2002; (ii) $554,931 of the Tyler Note was deemed to be reduced as a result of Mr. Tyler's purchase of 137,700 shares of the Company's common stock from other shareholders of the Company; (iii) the remaining principal of and interest on the Tyler Note was canceled; and (iv) 413,333 shares of the Company's common stock issued to Mr. Tyler pursuant to the Tyler Purchase Agreement were canceled.

      Additionally, the Company canceled 2,923,838 shares of treasury stock.

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

  4.1    Specimen of the Company Common Stock certificate. (1)

 10.1    Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive
         Plan. (2) (4)

 10.2    Change of Control Agreement between the Company and Paul Herchman. (7)

 10.3    Change of Control Agreement between the Company and Gary Hill. (7)

 10.4    Paul Herchman Severance Agreement. (5)

 10.5 Asset Purchase Agreement dated as of September 15, 2000 by and between the Company and ICN Pharmaceuticals California, Inc. (6)

 10.6    Employment Agreement between the Company and Christie S. Tyler. (3)

 10.7    Stock Purchase Agreement between the Company and Christie S. Tyler. (3)

 10.8    Promissory Note issued to the Company by Christie S. Tyler. (3)

 10.9    Pledge and Security Agreement between the Company and Christie S.
         Tyler. (3)

10.10 Agreement and Plan of merger, dated as of August 16, 2001 among GenesisIntermedia, Inc., Car Rental Direct.com, Inc., MAII Holdings,
         Inc., and MAII Acquisition, Inc. (8)

10.11    Business Relationship Restructuring Agreement between the Company and
         Christie S. Tyler. (9)

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

(8) Previously filed as an exhibit to the Company's Form 8-K dated August 27, 2001, and incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(b) Form 8-K

    None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAII Holdings, Inc.
DATE: May 15, 2002

     Signature                               Title
     ---------                               -----
     /s/ CHRISTIE S. TYLER                   Chief Executive Officer
     ------------------------------          (duly authorized officer)
     Christie S. Tyler


     /s/ THOMAS A. MONTGOMERY                 Acting Chief Financial Officer
     ------------------------------          (acting chief accounting officer)
     Thomas A. Montgomery