Form 10-Q
period 2002-06-30
MAII HOLDINGS INC
filed 2002-08-19
CIK 1018913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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

As of August 14, 2002, there were 3,466,058 shares outstanding of the registrant's common stock, $0.002 par value.

                          PART I. FINANCIAL INFORMATION

                                                                                                    PAGE NO.
                                                                                                    --------
ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets
                    June 30, 2002 (unaudited) and December 31, 2001....................................3

              Consolidated Statements of Operations
                  Three and Six months ended June 30, 2002 and 2001 (unaudited)........................4

              Consolidated Statements of Cash Flows
                    Six months ended June 30, 2002 and 2001 (unaudited)................................5

              Notes to Consolidated Financial Statements ..............................................6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..................................................8

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................9


                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.........................................................10

              Signatures...............................................................................11

                               MAII HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

                                                                                                    2002               2001
                                                                                                -------------     -------------
ASSETS
Current assets:
    Cash and cash equivalents, including $2,000,000 of restricted cash .....................     $  2,438,513     $   5,577,772
    Accounts receivable, net of allowance for doubtful accounts of $467,343 and $373,609 ...        1,043,612           693,960
      Other receivables, net of allowance for doubtful accounts of $323,682 and $0..........        2,155,695         1,129,837
      Revenue generating equipment .........................................................       18,803,088        11,428,698
      Due from officer .....................................................................           79,800           300,000
      Prepaid expenses and other current assets ............................................          198,953            65,662
                                                                                                 ------------     -------------
          Total current assets .............................................................       24,719,661        19,195,929
Property and Equipment, net ................................................................          646,854           507,053
Goodwill ...................................................................................       12,230,023        11,535,155
Deposits ...................................................................................          362,704           319,671
                                                                                                 ------------     -------------
          Total assets .....................................................................     $ 37,959,242     $  31,557,808
                                                                                                 ============     =============

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:

    Lines of credit ........................................................................     $ 16,558,024     $   9,392,866

    Current portion of capital lease obligations ...........................................           23,706            23,706

    Accounts payable and accrued expenses ..................................................        2,245,641         1,744,362

    Notes payable ...........................................................................         191,517                --

    Income tax payable .....................................................................          570,510           570,510

    Net liabilities from discontinued operations ...........................................        1,085,781         1,085,781
                                                                                                 ------------     -------------
          Total current liabilities ........................................................       20,675,179        12,817,225

Capital lease obligations, net of current portion ..........................................           41,792            53,445
                                                                                                 ------------     -------------
           Total liabilities ...............................................................       20,716,971        12,870,670
                                                                                                 ------------     -------------
Commitments:

    Minority interest  .....................................................................          477,644                --

Shareholder's Equity

    Common stock, $0.002 par value, 30,000,000 shares authorized; 3,799,361 and
        7,136,532 shares issued and 3,466,058 and 6,803,229 shares outstanding,
        respectively .......................................................................            7,599            14,238

    Additional paid-in capital .............................................................       21,909,661        30,109,981

    Accumulated deficit ....................................................................       (3,403,481)       (1,843,641)

    Stock subscription receivable ..........................................................         (800,001)       (2,854,879)

    Treasury stock, at cost, 333,303 and  3,257,141 shares, respectively....................         (949,151)       (6,738,561)
                                                                                                -------------     -------------
           Total shareholder's equity ......................................................       16,764,627        18,687,138
                                                                                                -------------     -------------
           Total liabilities and shareholder's equity ......................................    $  37,959,242    $   31,557,808
                                                                                                =============     =============

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                               MAII HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
               AND FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30                            JUNE 30
                                                                  2002             2001             2002              2001
                                                              -------------    -------------    -------------    -------------
Net revenue ...............................................   $   7,669,624    $          --    $  11,808,343    $          --
Cost of revenues ..........................................       5,076,263               --        7,783,770               --
                                                              -------------    -------------    -------------    -------------
                                                                  2,593,361                         4,024,573

Costs and expenses:
  Salaries and benefits ...................................       1,528,516          123,051        2,712,060          240,545
  Selling, general and
     administrative .......................................       1,784,525          397,283        2,801,251          701,312

                                                              -------------    -------------    -------------    -------------
     Operating income (loss) ..............................        (719,680)        (520,334)      (1,488,738)        (941,857)


 Interest (income) expense and other, net .................         (10,349)        (483,723)          71,146         (785,709)
                                                              -------------    -------------    -------------    -------------
 Income (loss) before income taxes, discontinued operations
   and minority interest ..................................        (709,331)         (36,611)      (1,559,884)        (156,148)

Provision (benefit) for income taxes ......................              --               --               --               --

Mionority interest ........................................           1,336               --            1,336               --
                                                              -------------    -------------    -------------    -------------
Income (loss) before discontinued operations ..............        (710,667)         (36,611)      (1,561,220)        (156,148)
Income (loss) from discontinued operations ................              --          (11,667)              --           59,127
                                                              -------------    -------------    -------------    -------------


Net income (loss) .........................................   $    (710,667)   $     (48,278)   $  (1,561,220)         (97,021)
                                                              =============    =============    =============    =============

Net income (loss) per share (basic) .......................   $       (0.21)   $       (0.01)   $       (0.34)   $       (0.01)
                                                              =============    =============    =============    =============
Net income (loss) per share (diluted) .....................   $       (0.21)   $       (0.01)   $       (0.34)   $       (0.01)
                                                              =============    =============    =============    =============

Weighted average number of common shares
(in thousands) (basic) ....................................           3,466            6,803            4,578            6,690
                                                              =============    =============    =============    =============
Weighted average number of  common shares
(in  thousands) (diluted) .................................           3,466            6,803            4,578            6,690
                                                              =============    =============    =============    =============


              SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                               MAII HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                                              2002             2001
                                                                                          ------------     ------------
 Cash flows from operating activities:
   Net income (loss) from continuing operations ......................................    $ (1,561,220)    $    (97,021)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Provision for doubtful accounts ................................................         401,035               --
      Depreciation and amortization ..................................................       1,912,954               --
      Forgiveness of interest on subscription  receivable ............................         115,839               --
       (Increase) decrease in:
          Accounts receivable ........................................................        (382,231)              --
          Other receivables ..........................................................         583,565       14,327,868
          Prepaid expenses and other current assets ..................................        (133,291)          74,777
          Deposits ...................................................................         (43,033)              --
        (Increase) decrease in:
         Accounts payable and accrued expenses .......................................         357,059       (2,282,472)
                                                                                          ------------     ------------
 Net cash provided by (used in) operating activities..................................          83,547       12,023,152

 Cash flows from investing activities:
      Property and equipment purchases ...............................................        (211,554)              --
      Due from officer ...............................................................         220,200               --
      Sale of revenue generating equipment ...........................................       4,526,813               --
      Purchase of revenue generating equipment .......................................      (3,336,180)              --
                                                                                          ------------     ------------

 Net cash used in investing activities ...............................................       1,199,279               --
                                                                                          ------------     ------------
 Cash flows from financing activities:
      Payments on line of credit .....................................................      (4,467,851)           1,360
      Proceeds from loan .............................................................          80,000               --
      Payments on loans .............................................................          (21,754)              --
      Proceeds from sale of common stock .............................................              --               --
      Cancellation of treasury stock .................................................            (827)              --
      Payments on capital lease obligations ..........................................         (11,653)              --
                                                                                          ------------     ------------

 Net cash provided by ( used in) financing activities ................................      (4,422,085)           1,360
                                                                                          ------------     ------------
 Net increase (decrease) in cash and cash equivalents ................................      (3,139,259)      12,024,512

Cash and cash equivalents at beginning of period .....................................      (5,577,772)      15,667,270
                                                                                          ------------     ------------
Cash and cash equivalents at end of period ...........................................    $  2,438,513     $ 27,691,782
                                                                                          ============     ============
Supplemental schedule of noncash investing and financing activities-
   revenue generating equipment financed through line of credit ......................    $ 11,082,370     $         --

   revenue generating equipment financed with working capital provided by
     an affiliate ....................................................................    $  2,213,929     $         --

   vehicles sold with payment terms...................................................    $    676,131     $         --


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                               MAII HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (INFORMATION OF AND FOR THE THREE AND SIX MONTH PERIOD ENDED
                      JUNE 30, 2002 AND 2001 IS UNAUDITED)



1. ORGANIZATION AND LINE OF BUSINESS

     MAII Holdings, Inc. ("MAII"), formerly Medical Alliance, Inc. ("Medical Alliance"), was incorporated in Texas in 1989 and is headquartered in Van Nuys, California. Until December 31, 2000, the Company provided office based surgical services which allowed certain minimally invasive operative and diagnostic procedures to be performed in the physician's office. The Company provided its services throughout the United States. In 1993, the Company created two new wholly owned subsidiaries. MAI Safety Compliance Services, Inc. provided assistance to physician offices and other alternate site healthcare facilities to comply with OSHA standards. Physicians Marketing Services, Inc. provided group advertising services to physicians who utilized the Company's office based medical services and sold medical equipment and devices to physicians. Effective December 31, 2000 the Company consummated the sale of substantially all of its assets to ICN Pharmaceuticals, Inc. and on August 16, 2001, the Company acquired Car Rental Direct.com, Inc. Therefore, the results of operations for the six months ended June 30, 2002 are not comparable to those for the six months ended June 30, 2001.

     On August 16, 2001, the Company acquired Car Rental Direct, Inc. ("CRD"). CRD was incorporated in the state of Nevada on September 22, 1999. CRD is a rental car company that specializes in renting cars to customers whose personal or corporate vehicle is out of service for an extended period of time. CRD currently has 28 daily rental locations, four satellite locations and one wholesale used car facility in California and Arizona and has a fleet of approximately 2,300 cars.

     On May 1, 2002, the Company entered into an agreement ("Asset Purchase Agreement") to acquire substantially all of the operating assets of a Discount Rent-A-Car franchisee ("Seller"). The closing is subject to the obtaining of certain assignments and other conditions. In conjunction with the Asset Purchase Agreement, CRD has entered into an operating agreement ("Operating Agreement") with Seller to operate the Seller's Business. The Operating Agreement is effective May 1, 2002 and will be terminated upon the closing or termination of the Asset Purchase Agreement. As of August 14, 2002, the closing of this acquisition has not yet occurred and the assets and liabilities of the Seller have not been transferred to the Company. Upon closing of the asset purchase agreement the company expects that between 305 and 405 vehicles will be transferred to the Company.

         On June 12, 2002, the Company entered into an agreement (the "Reorganization Agreements") with Gump & Company, Inc. ("Gump") pursuant to which Gump acquired all of the outstanding common stock of CRD in exchange for an aggregate of 8,250,000 shares of newly issued common stock of Gump. In connection with the Reorganization Agreements, Gump changed its name to CRD Holdings, Inc. The Company's ownership percentage of CRD Holdings, Inc. was 96% as of June 30, 2002.

         Gump was originally incorporated on September 28, 1988 under the laws of the State of Delaware under the name of Brian Capital, Inc. On September 15, 1993, Brian Capital, Inc. changed its name to Sea Pride Industries, Inc. On August 18, 1997, Sea Pride Industries, Inc. changed its name to Gump & Company, Inc. and on June 19, 2002 Gump & Company, Inc. changed its name to CRD Holdings, Inc. as part of the transaction with CRD. Gump had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition.

2. UNAUDITED INTERIM FINANCIAL INFORMATION

     The consolidated balance sheet as of June 30, 2002, and the consolidated statements of operations for the three and six months ended June 30, 2002, and consolidated statement of cash flows for the six months ended June 30, 2002 and 2001, have been prepared by the Company without an audit. The December 31, 2001 consolidated balance sheet is derived from the audited consolidated balance sheet as of that date. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at June 30, 2002, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

     The Company considers cash on hand, deposits in banks, and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of these assets approximate fair value due to the short maturity of the investments. On April 19, 2002, the Company increased its' line of credit with a lender and was required to reserve $2 million as part of the new credit facility.

Revenue Recognition

     Revenue consists primarily of fees from vehicle rentals and the sale of related rental products. The Company recognizes revenue over the period in which the vehicles are rented and recognizes revenue on the sale of the vehicles upon execution of a bill of sale.


Revenue Generating Equipment

     Revenue generating equipment consists of rental vehicles that are stated at cost, less accumulated depreciation. The straight-line method is used to depreciate revenue generating equipment to estimated residual values over periods typically ranging from 44 months to 60 months. However, for certain vehicles purchased from a manufacturer that has filed for bankruptcy protection, depreciation was accelerated to 33 months to account for the decline in value of those vehicles. In accordance with industry practice, depreciation expense includes gains and losses on revenue generating vehicle sales in the ordinary course of business and is included as a component of cost of revenues in the accompanying statements of operations. At June 30, 2002, revenue generating equipment was $18,803,088, net of accumulated depreciation of $3,624,037, compared to revenue equipment $11,428,698, net of accumulated depreciation of $4,404,605 at December 31, 2001. Depreciation expense for the three and six months ended June 30, 2002 was $1,841,201 and $1,044,540, respectively.


Goodwill

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. Pursuant to SFAS 142, amortization of goodwill and assembled workforce intangible assets recorded in business combinations prior to June 30, 2001 ceased effective January 1, 2002. Goodwill resulting from business combinations completed after June 30, 2001 will not be amortized. The Company will test goodwill and intangible assets with indefinite lives for impairment during the fiscal year beginning January 1, 2002 and any resulting impairment charge will be reflected as a cumulative effect of a change in accounting principle.


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

     The following potential common shares have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2002 and 2001 because the effect would have been anti-dilutive:

                                                                                      Three Months Ended        Six Months Ended
                                                                                           June 30,                   June 30,
                                                                                      2002           2001        2002        2001
                                                                                      ----           ----        ----        ----
     Options outstanding under the Company's stock option plan                      651,204        157,801     651,204      182,553
     Warrants issued in conjunction with the purchase of treasury stock             745,918             --     745,918           --

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


     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs
Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined was recognized at the date of an entity's commitment to an exit plan. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.


4. PROPERTY AND EQUIPMENT

     Property and equipment at June, 2002 consisted of the following:

                   Computers and software                          $  489,266
                   Furniture and fixtures                             195,824
                   Building improvements                              202,476
                                                                   ----------
                                                                      887,566

         Less accumulated depreciation and amortization               240,712
                                                                   ----------
         TOTAL                                                     $  646,854
                                                                   ==========

     Depreciation and amortization expense for the three and six months ended June, 30 2002 was $ 71,754 and $34,116. The Company had no depreciation and amortization expense for the three and six months ended June 30, 2001 because the assets of the company were sold effective December 31, 2000 when the Company consummated the Asset Sale with ICN.

5. Line of credit

     In January 2002, the Company discovered an additional $798,269 of lines of credit outstanding in connection with the acquisition of CRD, which in turn increased goodwill.

     On April 19, 2002, the Company increased its line of credit with a lender from $10 million to $18 million. Cash of $2 million was restricted for use as collateral for this line of credit.

     As of June 30, 2002, the Company's outstanding line of credit was $16,558,024 compared to $9,392,866 at December 31, 2001. Interest expense for the three and six months ended June 30, 2002 was $230,456 and $379,190 respectively. The lines of credit expire between August 2002 and June 2005.

6. Notes payable

At June 30, 2002 and December 31, 2001, notes payable was $191,517 and $0, respectively. The balance at June 30, 2002 is comprised of a promissory note in the amount of $80,000, bearing no interest, due on demand and a promissory note with an outstanding balance of $111,517 which bears interest at 10% per annum, with monthly payments of $22,864 to be paid over a period of six months, starting on June 1, 2002.

7. COMMITMENTS

Leases

     The Company leases its office facilities and car rental lots under various operating lease agreements with third parties. In addition, the Company also leases certain computer equipment and software under capital leases. The leases have initial terms of between 18 months and five years and require fixed monthly payments. Rent expense was $238,156 and $414,910 for the three and six months ended June 30, 2002.

8. BUSINESS RELATIONSHIP RESTRUCTURING AGREEMENT

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

9. FINANCIAL ADVISORY AGREEMENT

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

     Revenue Recognition

The Company's revenue was generated solely by its majority owned subsidiary CRD. Revenue from CRD consists primarily of fees from rentals and the sale of related rental products. The Company recognizes rental revenue over the period in which the vehicles are rented.

Three and Six months ended June 30, 2002 AND 2001

     Effective December 31, 2000 the Company consummated the sale of substantially all of its assets to ICN Pharmaceuticals, Inc. and on August 16, 2001, the Company acquired Car Rental Direct.com, Inc. Therefore, the results of operations for the six months ended June 30, 2002 are not comparable to those for the six months ended June 30, 2001.

     On June 12, 2002, the Company entered into an Agreement and Plan of Reorganization whereby it sold all of the outstanding common stock of CRD to CRD Holdings, Inc., a Delaware corporation ("CRDH"), in exchange for an aggregate of 8,250,000 shares of newly issued common stock of CRDH. For accounting purposes, the transaction has been treated as a recapitalization of CRD, with CRD as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of CRDH have been included with those of CRD from the acquisition date. After this transaction MAII owned approximately 96% of the issued and outstanding common stock of CRDH. CRDH had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented. CRDH has changed its year-end to December 31, as part of the merger with CRD.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following tables list the Company's quarterly financial information for the first two quarters ended March 31, 2002 and June 30, 2002:

                                                          2002                          2002
                                                --------------------------    --------------------------
                                                   First         Second
                                                  Quarter        Quarter        Change         % Change
                                                -----------    -----------    -----------    -----------
Net Revenue  (in millions)                      $       4.1    $       7.7    $       3.6             85%
Cost of revenues (in millions)                          2.7            5.1            2.4             87%
                                                -----------    -----------    -----------    -----------
Gross profit (in million)                               1.4            2.6            1.2             81%

Salaries and benefits (in millions)                     1.2            1.5            0.3             29%
Selling, general, and
  administration (in millions)                          1.0            1.8            0.8             76%
                                                -----------    -----------    -----------    -----------
Net income (loss) (in millions)                 $      (0.8)   $      (0.7)   $      (0.1)
                                                ===========    ===========    ===========
Earnings per share:
  Basic                                         $     (0.15)   $     (0.21)
  Diluted                                       $     (0.15)   $     (0.21)
Weighted-average (basic)                              5,691          3,466
Weighted-average (diluted)                            5,691          3,466


     NET REVENUES. Net revenues for the three and six months ended June 30, 2002 were $7.7 and $11.8 million, respectively, net revenues of $7.7 million in the second quarter increases by $3.6 million or 85% from net revenues of $4.1 million in the first Quarter. The growth in revenues is primarily a result of CRD operating nine new offices during the second quarter.

         COST OF REVENUES. Cost of revenues was $5.1 and $7.8 million for the three and six months ended June 30, 2002 and consisted primarily of vehicle depreciation, interest on lines of credit, and cost of vehicle sales. Cost of revenues increased by $2.4 million from $2.7 to $5.1 million for the first and second quarter in 2002.

     GROSS PROFIT. Gross profit was $2.6 and 4.0 million for the three and six months ended June 30, 2002. Gross profit of $2.6 million in the second quarter increased by $1.2 million or 81% from gross profit of $1.4 million in the first quarter. The increase in gross profit is primarily attributable to expanding CRD's market presence in Arizona under the Operating Agreement as referred to in
Note 2.

     SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense was $1.5 and $2.7 million for the three and six months ended June 30, 2002. The increase in salaries and benefits was a result of hiring approximately 40 additional employees in May 2002. The Company had 172 employees for the six months ended June 30, 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $1.8 and $2.6 million for the three and six months ended June 30, 2002. These expenses were primarily insurance expenses, consulting expenses, and expenses associated with the operation of the rental facilities and corporate offices. Also included in selling, general and administrative expenses is facilities expense of $287,000 and $504,000 for the three and six months ended June 30, 2002, respectively, consisting primarily of rent and utilities, and provision for uncollectible accounts of $56,131 and $77,353 for the three and six months ended June 30, 2002.

     OPERATING INCOME (LOSS). As a result of the items discussed above, the operating loss was $719,680 and $1.5 million for the three and six months ended June 30, 2002.

     OTHER INCOME AND (EXPENSE), NET. Other income and expense, net was $10,349 and ($71,146) for the three and six months ended June 30, 2002 and consisted primarily of interest earned on a certificate of deposit less interest on the Tyler note which was forgiven as discussed in Note 8.

     BENEFIT FROM INCOME TAXES. During the three and six months ended June 30, 2002 The Company did not record a tax provision, however, the Company did receive a refund of $334,000

     NET INCOME (LOSS). The Company's net loss was $710,667 and $1,561,220 for the three and six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company has an accumulated deficit of $3,403,481.

     CRD currently has a $18,000,000 flooring line with Ford Motor Credit Corporation ("Ford"), which bears interest at a revolving rate equal to the prime rate from time to time plus such prime rate minus Ford's A-1/P-1 paper note. As a condition of such flooring line, the Company has pledged to Ford a $2,000,000 certificate of deposit. This flooring line is for the purchase of Ford vehicles for CRD's fleet. As of June 30, 2002, CRD has drawn down approximately $16.6 million under this flooring line. CRD also has loans outstanding for vehicle credit facilities. CRD's flooring line and credit facilities are secured by titles to vehicles purchased with funds from such facilities.

     Net cash provided by operating activities was $83,547 for the six months ended June 30, 2002, primarily from net losses, other receivables and prepaid expenses offset by depreciation and amortization and accounts payable.

     Net cash used in investing activities for the six months ended June 30, 2002 was $1,199,279, primarily for the purchase and sale of vehicles and property and equipment.

     Net cash used in financing activities for the six months ended June 30, 2002 was $4,422,085, primarily for payments on lines of credit.

     As a result of the preceding, net cash decreased by $3,139,259 for the six months ended June 30, 2002.

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


     In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability s incurred. Under Issue 94-3 a liability for an exit cost as defined was recognized at the date of an entity's commitment to an exit plan. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT
NUMBER                          EXHIBIT DESCRIPTION
------                          -------------------
2.1       Agreement and Plan of Merger, dated as of June 12, 2002, by and among
          MAII Holdings, Inc., a Texas corporation, Car Rental Direct, Inc., a
          Nevada corporation, Gump & Company, Inc., a Delaware corporation, CRD
          Acquisition, Inc., a Nevada corporation, and certain holders of the outstanding capital stock of Gump.(1)

3.1       Amended and Restated Articles of Incorporation of the Company. (2)

3.2       Amended and Restated Bylaws of the Company. (4)

3.3       Certificate of Amendment of Articles of Incorporation of the Company.
          (4)

4.1       Specimen of the Company Common Stock certificate. (2)

10.1      Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive
          Plan. (3) (5)

10.2      Change of Control Agreement between the Company and Paul Herchman. (8)

10.3      Change of Control Agreement between the Company and Gary Hill. (8)

10.4      Paul Herchman Severance Agreement. (6)

10.5 Asset Purchase Agreement dated as of September 15, 2000 by and between the Company and ICN Pharmaceuticals California, Inc. (7)

10.6      Employment Agreement between the Company and Christie S. Tyler. (4)

10.7      Stock Purchase Agreement between the Company and Christie S. Tyler.
          (4)

10.8      Promissory Note issued to the Company by Christie S. Tyler. (4)

10.9      Pledge and Security Agreement between the Company and Christie S.
          Tyler. (4)

10.10 Agreement and Plan of merger, dated as of August 16, 2001 among GenesisIntermedia, Inc., Car Rental Direct.com, Inc., MAII Holdings,
          Inc., and MAII Acquisition, Inc. (9)

10.11     Business Relationship Restructuring Agreement between the Company and
          Christie S. Tyler. (10)


99.1      Certification of Chief Executive Officer pursuant to 19 U.S.C. Section
          1350, as adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

99.2 Certification of Vice President of finance and Administration of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes - Oxley Act of 2002.


(1) Previously filed as an exhibit to the Company's Current report on Form 8-K filed June 27, 2002, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Registration Statement on form S-8 (No. 333-18545) and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(5) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.

(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(7) Previously filed as Appendix A to the Company's Proxy Statement, filed November 9, 2000.

(8) Previously filed as an exhibit to the Company's Form 8-K dated October 12, 2000, and incorporated herein by reference.


(9) Previously filed as an exhibit to the Company's Form 8-K dated August 27, 2001, and incorporated herein by reference.

(10) Previously filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAII Holdings, Inc.
DATE: August 19, 2002

     Signature                               Title
     ---------                               -----
     /s/ CHRISTIE S. TYLER                   Chief Executive Officer
     ------------------------------          (duly authorized officer)
     Christie S. Tyler


     /s/ DWAYNE J. CHOMYK                    Vice President of Finance and
     ------------------------------          Administration
     Dwayne J. Chomyk                        (duly authorized officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
2.1       Agreement and Plan of Merger, dated as of June 12, 2002, by and among
          MAII Holdings, Inc., a Texas corporation, Car Rental Direct, Inc., a
          Nevada corporation, Gump & Company, Inc., a Delaware corporation, CRD
          Acquisition, Inc., a Nevada corporation, and certain holders of the outstanding capital stock of Gump.(1)

3.1       Amended and Restated Articles of Incorporation of the Company. (2)

3.2       Amended and Restated Bylaws of the Company. (4)

3.3       Certificate of Amendment of Articles of Incorporation of the Company.
          (4)

4.1       Specimen of the Company Common Stock certificate. (2)

10.1      Medical Alliance, Inc. 1994 Amended and Restated Long-Term Incentive
          Plan. (3) (5)

10.2      Change of Control Agreement between the Company and Paul Herchman. (8)

10.3      Change of Control Agreement between the Company and Gary Hill. (8)

10.4      Paul Herchman Severance Agreement. (6)

10.5 Asset Purchase Agreement dated as of September 15, 2000 by and between the Company and ICN Pharmaceuticals California, Inc. (7)

10.6      Employment Agreement between the Company and Christie S. Tyler. (4)

10.7      Stock Purchase Agreement between the Company and Christie S. Tyler.
          (4)

10.8      Promissory Note issued to the Company by Christie S. Tyler. (4)

10.9      Pledge and Security Agreement between the Company and Christie S.
          Tyler. (4)

10.10 Agreement and Plan of merger, dated as of August 16, 2001 among GenesisIntermedia, Inc., Car Rental Direct.com, Inc., MAII Holdings,
          Inc., and MAII Acquisition, Inc. (9)

10.11     Business Relationship Restructuring Agreement between the Company and
          Christie S. Tyler. (10)

99.1      Certification of Chief Executive Officer pursuant to 19 U.S.C. Section
          1350, as adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

99.2 Certification of Vice President of finance and Administration of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes - Oxley Act of 2002



(1) Previously filed as an exhibit to the Company's Current report on Form 8-K filed June 27, 2002, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-09815) and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Registration Statement on form S-8 (No. 333-18545) and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(5) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.

(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(7) Previously filed as Appendix A to the Company's Proxy Statement, filed November 9, 2000.

(8) Previously filed as an exhibit to the Company's Form 8-K dated October 12, 2000, and incorporated herein by reference.


(9) Previously filed as an exhibit to the Company's Form 8-K dated August 27, 2001, and incorporated herein by reference.

(10) Previously filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.